Form 10-Q
period 1996-03-31
PETRACOM HOLDINGS INC
filed 1996-05-15
CIK 1002924

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         MARCH 31, 1996 OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         __________________ to ________________

Commission file number  33-98756

                           PETRACOM HOLDINGS, INC.
                           -----------------------
           (Exact name of registrant as specified in its charter)


DELAWARE                                                   59-3324165
- --------                                                ----------------
(State or other jurisdiction                           (I.R.S. employer
of incorporation or organization)                      identification no.)


1527 N DALE MABRY HWY, SUITE 105, LUTZ, FL            33549
- ------------------------------------------            ------------------
(Address of principal executive offices)              (Zip code)


                               (813) 948-2554
                               --------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes        No         Not Applicable
                              ---       ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

240,000 shares of Class A Voting Common Stock, par value $.01 per share, and 60,000 shares of Class B Non-Voting Common Stock, par value $.01 per share, were outstanding at May 3, 1996.

                            PETRACOM HOLDINGS, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                 MARCH 31, 1996


                                                                                   Page
                                                                                   Number
                                                                                   ------
PART I. - FINANCIAL INFORMATION


         Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets at March 31, 1996
         and December 31, 1995                                                       3

         Consolidated Statements of Operations for the
         three months ended March 31, 1996 and 1995                                  4

         Consolidated Statements of Cash Flows for the
         three months ended March 31, 1996 and 1995                                  5

         Notes to Consolidated Financial Statements                                  6

         Item. 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                   7-8


PART II. - OTHER INFORMATION

         Item 5.  Other Information                                                  9

         Signatures                                                                 10


PETRACOM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (in 000's)
- -------------------------------------------------------------------------------------------------------

                                                                                         (Unaudited)
                                                                           DECEMBER 31,    MARCH 31
                                                                              1995           1996
ASSETS
Current assets
   Cash and cash equivalents                                                $   2,180     $    2,759
   Accounts receivable, less allowances of $537 and $598                        5,401          4,738
   Trade receivables                                                              375            293
   Current portion of broadcast program rights                                  1,907          2,213
   Prepaid expenses and other current assets                                      688            768
                                                                            ---------     ----------
          Total current assets                                                 10,551         10,771

Property and equipment, net                                                    13,318         12,997
Broadcast program rights                                                        1,394          1,056
Intangible assets, net                                                         66,833         65,441
                                                                            ---------     ----------
          Total assets                                                      $  92,096     $   90,265
                                                                            =========     ==========

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES
  AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable                                                         $     690     $      696
   Accrued expenses                                                             1,144            843
   Income taxes payable                                                           105              -
   Trade payables                                                                 491            564
   Accrued interest                                                               735            321
   Current portion of broadcast program rights contracts payable                1,970          2,430
   Current portion of long-term debt                                            5,873          7,351
                                                                            ---------     ----------
          Total current liabilities                                            11,008         12,205

Broadcast program rights contracts payable                                      1,466            989
Long-term debt                                                                 88,423         88,791
                                                                            ---------     ----------
          Total liabilities                                                   100,897        101,985
                                                                            ---------     ----------
Mandatorily redeemable securities
   Class B, non-voting, common stock                                            1,625          1,705
   Warrants                                                                       712            712
                                                                            ---------     ----------
          Total mandatorily redeemable securities                               2,337          2,417
                                                                            ---------     ----------
Stockholders' deficit
   Class A, voting, common stock                                                    3              3
   Accumulated deficit                                                        (11,141)       (14,140)
                                                                            ---------     ----------
          Total stockholders' deficit                                         (11,138)       (14,137)
                                                                            ---------     ----------

          Total liabilities, mandatorily redeemable securities and
             stockholders' deficit                                          $  92,096     $   90,265
                                                                            =========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.


PETRACOM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)  (in 000's)
- ----------------------------------------------------------------------------------------------------------------



                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                        1995             1996
Revenues                                                                             $   1,696       $    7,334
   Less - agency and national representative commissions                                  (179)          (1,088)
                                                                                     ---------       ----------

                                                                                         1,517            6,246
   Barter and trade revenues                                                               320              592
                                                                                     ---------       ----------
     Total net revenues                                                                  1,837            6,838
                                                                                     ---------       ----------
Expenses
   Operating                                                                                82              339
   Selling, general and administrative                                                   1,031            2,899
   Programming                                                                             438            1,636
   Depreciation and amortization                                                           150            1,703
                                                                                     ---------       ----------
                                                                                         1,701            6,577
                                                                                     ---------       ----------
Income from operations                                                                     136              261

Other income (expense)
   Interest expense                                                                       (112)          (3,186)
   Other income                                                                             -                 6
                                                                                     ---------       ----------

Income (loss) before income taxes                                                           24           (2,919)

Provision for income taxes                                                                   9                -
                                                                                     ---------       ----------
Net income (loss)                                                                    $      15       $   (2,919)
                                                                                     =========       ==========


  The accompanying notes are an integral part of these consolidated financial statements.


PETRACOM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)  (in 000's)
- ---------------------------------------------------------------------------------------------------------------------



                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                        1995          1996
Cash flows from operating activities
   Net income (loss)                                                                 $      15    $   (2,919)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities
        Depreciation                                                                       128           431
        Amortization of intangible assets                                                   22         1,272
        Amortization of deferred financing costs
          included in interest                                                               7           185
        Amortization of broadcast program rights                                            98           364
        Payments for broadcast program rights                                              (87)         (350)
        Net trade position                                                                 (22)           92
        Deferred federal income tax                                                         68             -
        Changes in assets and liabilities
             Accounts receivable                                                           196           663
             Prepaid expenses and other current assets                                    (168)          (80)
             Accounts payable and accrued expenses                                         130          (294)
             Income taxes payable                                                          (59)         (105)
             Accrued interest, including interest
               included in long-term debt                                                    -         1,467
                                                                                     ---------    ----------
               Net cash provided by operating activities                                   328           726
                                                                                     ---------    ----------
Cash flows from investing activities
     Additions of property and equipment                                                    (3)          (47)
     Additions of intangible assets                                                          -           (65)
                                                                                     ---------    ----------
               Net cash used for investing activities                                       (3)         (112)
                                                                                     ---------    ----------
Cash flows from financing activities
     Payments on long-term debt and capital leases                                        (274)          (35)
                                                                                     ---------    ----------
               Net cash used for financing activities                                     (274)          (35)
                                                                                     ---------    ----------
Increase in cash and cash equivalents                                                       51           579

Cash and cash equivalents, beginning of period                                             131         2,180
                                                                                     ---------    ----------
Cash and cash equivalents, end of period                                             $     182    $    2,759
                                                                                     =========    ==========

Supplemental disclosure of cash flow information
   Cash paid during the period for interest                                          $     105    $    1,534
                                                                                     =========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

PETRACOM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- -------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1995 and the notes thereto.

The consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. Significant intercompany accounts have been eliminated in consolidation.

The consolidated statements of operations and of cash flows for the three months ended March 31, 1995 represent the results of Petracom, Inc. Effective August 1, 1995, the sole common stockholder of Petracom, Inc. exchanged all outstanding common stock of Petracom, Inc. for 100% of the outstanding Class A voting common stock of the Company. As a result of the exchange of shares, Petracom, Inc. became a wholly-owned subsidiary of the Company. The acquisition of Petracom, Inc. has been accounted for as a recapitalization with no change in the historical basis of assets and liabilities.

On August 1, 1995, the Company acquired substantially all the assets of Banam Broadcasting, Inc., consisting of four television stations. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of these television stations have been included in the consolidated financial statements from the date of the acquisition.

The results of operations for the three months ended March 31, 1995 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.   EARNINGS PER SHARE

As a result of the recapitalization of the Company on August 1, 1995, historical earnings per share for the three months ended March 31, 1995 and 1996 is not meaningful and therefore has not been presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Results of Operations
Net revenues, including trade and barter revenues, increased to $6,838,000 for the three months ended March 31, 1996 from $1,837,000 for the three months ended March 31, 1995, an increase of 272%. Total operating expenses, including expenses related to engineering, news, production, programming and operations, selling, general and administrative expenses, amortization of programming rights, trade and barter expenses and depreciation and amortization of intangibles, increased to $6,577,000 for the three months ended March 31, 1996 from $1,708,000 for the three months ended March 31, 1995, an increase of 285%. The increases in net revenues and operating expenses resulted primarily from the operations of WTVW-TV, KDEB-TV, KLBK-TV and KARD-TV which were acquired by the Company on August 1, 1995. The acquired television stations generated $4,572,000 in net revenues and $4,766,000 in operating expenses for the three months ended March 31, 1996. Interest expense increased to $3,186,000 for the three months ended March 31, 1996 from $105,000 for the three months ended March 31, 1995. This increase resulted primarily from interest expense on the debt incurred on August 1, 1995 to acquire the four television stations, repay existing debt, repurchase outstanding preferred stock interests, provide additional working capital and to pay all fees and expenses related to the transaction. There was a net loss of $2,919,000 for the three months ended March 31, 1996 compared to net income of $15,000 for the three months ended March 31, 1995. The decrease resulted primarily from the reasons discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital have been cash flow from operations and the proceeds of borrowings on August 1, 1995 incurred in connection with acquisitions described above. Operating cash flow increased to $2,070,000 for the three months ended March 31, 1996 from $275,000 for the three months ended March 31, 1995. The increase resulted primarily from the operations of the acquired television stations. Operating cash flow for this purpose is defined as operating income, excluding trade and barter, plus depreciation and amortization of intangibles and programming rights less payments for programming rights. The Company believes that operating cash flow is useful to investors to measure the Company's ability to service debt and as a measure of the Company's performance under the various covenants of its borrowings.

As of March 31, 1996, the Company had $53,000,000 in outstanding indebtedness under a $55,000,000 term and revolving bank credit facility ("Bank Credit Facility"), $27,986,000 of indebtedness under its 17.5% Senior Discount Notes with warrants and $15,345,000 of indebtedness under a Junior Subordinated Note. The amounts due under Senior Discount Notes and the Junior Subordinated Note include $2,985,000 and $1,845,000 of accrued interest at March 31, 1996. No interest or principal payments were required under the Senior Discount Notes or the Junior Subordinated Note for the three months ended March 31, 1995. Cash interest payments on the Senior Discount Notes may begin August 1998 and must begin August 2000, but the Company expects to issue promissory notes in lieu of cash interest payments during the period from August 1998 through August 2000. The Senior Discount Notes mature on February 1, 2003. Interest on the Junior Subordinated Note will accrue and be added to the unpaid balance until maturity on August 1, 2003. During the three months ended March 31, 1996, the Company made interest payments of $1,520,000 under its Bank Credit Facility. No principal payments were required under the Bank Credit Facility for the three months ended March 31, 1996. Scheduled quarterly principal repayments begin June 30, 1996 with final payment due June 30, 2002.

On March 31, 1996 the Company completed an exchange of its outstanding 17.5% Senior Discount Notes for an identical amount of publicly-tradeable 17.5% Senior Discount Notes which had been registered with the Securities and Exchange Commission pursuant to a registered Exchange Offer which became effective January 30, 1996.

During the three months ended March 31, 1996 the Company purchased $47,000 of capital equipment and made program payments of $350,000.

PART II - OTHER INFORMATION

Item 5. Other Information

The Company has engaged an investment banking firm to explore the feasibility of selling the Company's radio stations.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PETRACOM HOLDINGS, INC.


By    /s/ HENRY A. ASH
     ----------------------
     Henry A. Ash
     President
     Date: May 14, 1996



By      /s/ HENRY A. ASH             President and Director (principal executive
     ----------------------          officer and sole director)
        Henry A. Ash
        Date: May 14, 1996



By     /s/ JOSEPH M. FRY             Vice President, Chief Financial Officer,
     ----------------------          Treasurer and Assistant Secretary
       Joseph M. Fry                 (principal financial officer and principal
       Date: May 14, 1996            accounting officer)