Form 10-Q
period 1996-06-30
PETRACOM HOLDINGS INC
filed 1996-08-14
CIK 1002924

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
       JUNE 30, 1996 OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                        to
       ----------------    -------------------

Commission file number  33-98756

                            PETRACOM HOLDINGS, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                        59-3324165
- --------                                                        ----------
(State or other jurisdiction of incorporation or organization)  (I.R.S. employer identification no.)


1527 N DALE MABRY HWY, SUITE 105, LUTZ, FL                      33549
- ------------------------------------------                      ----------
(Address of principal executive offices)                        (Zip code)



                                 (813) 948-2554
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes    X      No
                                                      ----        ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.       Yes      No          Not Applicable
                                ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

240,000 shares of Class A Voting Common Stock, par value $.01 per share, and 60,000 shares of Class B Non-Voting Common Stock, par value $.01 per share, were outstanding at August 12, 1996.

                            PETRACOM HOLDINGS, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                 JUNE 30, 1996

                                                                     Page
                                                                     Number

PART I. - FINANCIAL INFORMATION

     Item 1.  Financial Statements (unaudited)

           Consolidated Balance Sheets at June 30, 1996
           and December 31, 1995                                       3

           Consolidated Statements of Operations for the
           six months ended June 30, 1996 and 1995                     4

           Consolidated Statements of Operations for the
           three months ended June 30, 1996 and 1995                   5

           Consolidated Statements of Cash Flows for the
           six months ended June 30, 1996 and 1995                     6

           Notes to Consolidated Financial Statements                  7

           Item. 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations     8-9



PART II. - OTHER INFORMATION

           Item 5.  Other Information                                  10

           Signatures                                                  11

PETRACOM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (in 000's)

                                                                            (Unaudited)
                                                                DECEMBER 31,  JUNE 30,
                                                                    1995       1996
ASSETS
Current assets
 Cash and cash equivalents                                       $  2,180       $    550
 Accounts receivable, less allowances of $537 and $464              5,401          5,554
 Trade receivables                                                    375            536
 Current portion of broadcast program rights                        1,907          2,019
 Prepaid expenses and other current assets                            688            695
                                                                 --------       --------
       Total current assets                                        10,551          9,354

Property and equipment, net                                        13,318         12,736
Broadcast program rights                                            1,394            929
Intangible assets, net                                             66,833         64,001
                                                                 --------       --------

       Total assets                                              $ 92,096       $ 87,020


LIABILITIES, MANDATORILY REDEEMABLE SECURITIES
 AND STOCKHOLDERS' DEFICIT
Current liabilities
 Accounts payable                                                $    690       $  1,107
 Accrued expenses                                                   1,144            816
 Income taxes payable                                                 105              -
 Trade payables                                                       491            836
 Accrued interest                                                     735            296
 Current portion of broadcast program rights contracts payable      1,970          2,237
 Current portion of long-term debt                                  5,873          7,197
                                                                 --------       --------

       Total current liabilities                                   11,008         12,489

Broadcast program rights contracts payable                          1,466            863
Long-term debt                                                     88,423         87,594
                                                                 --------       --------

       Total liabilities                                          100,897        100,946

Mandatorily redeemable securities
 Class B, non-voting, common stock                                  1,625          1,788
 Warrants                                                             712            712
                                                                 --------       --------

       Total mandatorily redeemable securities                      2,337          2,500
                                                                 --------       --------

Stockholders' deficit
 Class A, voting, common stock                                          3              3
 Accumulated deficit                                              (11,141)       (16,429)
                                                                 --------       --------

       Total stockholders' deficit                                (11,138)       (16,426)
                                                                 --------        -------


       Total liabilities, mandatorily redeemable securities and
         stockholders' deficit                                   $ 92,096       $ 87,020
                                                                 ========       ========




The accompanying notes are an integral part of these consolidated financial statements.

PETRACOM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (in 000's)





                                                        SIX MONTHS ENDED JUNE 30,
                                                             1995      1996


   Revenues                                                 $3,679   $15,426
     Less - agency and national representative commissions    (399)   (2,303)
                                                            ------   -------

                                                             3,280    13,123
     Barter and trade revenues                                 624     1,308
                                                            ------   -------

       Total net revenues                                    3,904    14,431
                                                            ------   -------

   Expenses
     Operating                                                 163       678
     Selling, general and administrative                     2,037     5,793
     Programming                                               919     3,281
     Depreciation and amortization                             300     3,427
                                                            ------   -------
                                                             3,419    13,179
                                                            ------   -------

   Income from operations                                      485     1,252

   Other income (expense)
     Interest expense                                         (225)   (6,382)
     Other income                                                -         5
                                                            ------   -------
   Income (loss) before income taxes                           260    (5,125)

   Provision for income taxes                                   96         -
                                                            ------   -------

   Net income (loss)                                        $  164   $(5,125)
                                                            ======   =======


The accompanying notes are an integral part of these consolidated financial statements.

PETRACOM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (in 000's)



                                                           THREE MONTHS ENDED JUNE 30,
                                                               1995        1996

Revenues                                                       $1,983       $ 8,092
  Less - agency and national representative commissions          (220)       (1,215)
                                                               ------       -------

                                                                1,763         6,877
  Barter and trade revenues                                       304           716
                                                               ------       -------
    Total net revenues                                          2,067         7,593
                                                               ------       -------

Expenses
  Operating                                                        81           339
  Selling, general and administrative                           1,006         2,894
  Programming                                                     481         1,645
  Depreciation and amortization                                   150         1,724
                                                               ------       -------
                                                                1,718         6,602
                                                               ------       -------
Income from operations                                            349           991

Other income (expense)
  Interest expense                                               (113)       (3,196)
  Other income                                                      -            (1)
                                                               ------       -------
Income (loss) before income taxes                                 236        (2,206)

Provision for income taxes                                         87             -
                                                               ------       -------
Net income (loss)                                              $  149       $(2,206)
                                                               ======       =======



The accompanying notes are an integral part of these consolidated financial statements.

PETRACOM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in 000's)



                                                     SIX MONTHS ENDED JUNE 30,
                                                           1995    1996
Cash flows from operating activities
 Net income (loss)                                       $ 164  $(5,125)
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
     Depreciation                                          249      877
     Amortization of intangible assets                      49    2,550
     Amortization of deferred financing costs
       included in interest                                 14      369
     Amortization of broadcast program rights              196      733
     Payments for broadcast program rights                (151)    (716)
     Net trade position                                    (69)      15
     Deferred federal income tax                           164        -
     Changes in assets and liabilities
         Accounts receivable                                48     (153)
         Prepaid expenses and other current assets         (92)      (7)
         Accounts payable and accrued expenses              21       89
         Income taxes payable                              (68)    (105)
         Accrued interest, including interest
           included in long-term debt                       29    3,371

                                                         -----  -------
           Net cash provided by operating activities       554    1,898
                                                         -----  -------
Cash flows from investing activities
   Additions of property and equipment                      (3)    (126)
   Additions of intangible assets                            -      (87)

                                                         -----  -------
           Net cash used for investing activities           (3)    (213)
                                                         -----  -------
Cash flows from financing activities
    Payments on long-term debt and capital leases         (483)  (3,315)

                                                         -----  -------
           Net cash used for financing activities         (483)  (3,315)
                                                         -----  -------
Increase (decrease) in cash and cash equivalents            68   (1,630)

Cash and cash equivalents, beginning of period             131    2,180
                                                         -----  -------
Cash and cash equivalents, end of period                 $ 199  $   550
                                                         =====  =======
Supplemental disclosure of cash flow information
  Cash paid during the period for interest               $ 180  $ 2,638
                                                         =====  =======



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

The consolidated statements of operations and of cash flows for the six months ended June 30, 1995 represent the results of Petracom, Inc. Effective August 1, 1995, the sole common stockholder of Petracom, Inc. exchanged all outstanding common stock of Petracom, Inc. for 100% of the outstanding Class A voting common stock of the Company. As a result of the exchange of shares, Petracom, Inc. became a wholly-owned subsidiary of the Company. The acquisition of Petracom, Inc. has been accounted for as a recapitalization with no change in the historical basis of assets and liabilities.

On August 1, 1995, the Company acquired substantially all the assets of Banam Broadcasting, Inc., consisting of four television stations. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of these television stations have been included in the consolidated financial statements from the date of the acquisition.

The results of operations for the six months and three months ended June 30, 1995 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.   EARNINGS PER SHARE

As a result of the recapitalization of the Company on August 1, 1995, historical earnings per share for the six and three months ended June 30, 1995 and 1996 is not meaningful and therefore has not been presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 1996 to Six Months Ended June 30, 1995

Net revenues, including trade and barter revenues, increased to $14,431,000 for the six months ended June 30, 1996 from $3,904,000 for the six months ended June 30, 1995. Total operating expenses, including expenses related to engineering, news, production, programming, selling, general and administrative expenses, amortization of programming rights, trade and barter expenses and depreciation and amortization of intangibles, increased to $13,179,000 for the six months ended June 30, 1996 from $3,419,000 for the six months ended June 30, 1995. The increases in net revenues and operating expenses resulted primarily from the operations of WTVW-TV, KDEB-TV, KLBK-TV and KARD-TV which were acquired by the Company on August 1, 1995. The acquired television stations generated $9,703,000 in net revenues and $9,558,000 in operating expenses for the six months ended June 30, 1996. Interest expense increased to $6,382,000 for the six months ended June 30, 1996 from $225,000 for the six months ended June 30, 1995. This increase resulted primarily from interest expense on the debt incurred on August 1, 1995 to acquire the four television stations, repay existing debt, repurchase outstanding preferred stock interests, provide additional working capital and to pay all fees and expenses related to the transaction. There was a net loss of $5,125,000 for the six months ended June 30, 1996 compared to net income of $164,000 for the six months ended June 30, 1995. The decrease resulted primarily from the reasons discussed above.

Comparison of Three Months Ended June 30, 1996 to Three Months Ended June 30,
1995

Net revenues, including trade and barter revenues, increased to $7,593,000 for the three months ended June 30, 1996 from $2,067,000 for the three months ended June 30, 1995. Total operating expenses, including expenses related to engineering, news, production, programming, selling, general and administrative expenses, amortization of programming rights, trade and barter expenses and depreciation and amortization of intangibles, increased to $6,602,000 for the three months ended June 30, 1996 from $1,718,000 for the three months ended June 30, 1995. The increases in net revenues and operating expenses resulted primarily from the operations of WTVW-TV, KDEB-TV, KLBK-TV and KARD-TV which were acquired by the Company on August 1, 1995. The acquired television stations generated $5,131,000 in net revenues and $4,792,000 in operating expenses for the three months ended June 30, 1996. Interest expense increased to $3,196,000 for the three months ended June 30, 1996 from $113,000 for the three months ended June 30, 1995. This increase resulted primarily from interest expense on the debt incurred on August 1, 1995 to acquire the four television stations, repay existing debt, repurchase outstanding preferred stock interests, provide additional working capital and to pay all fees and expenses related to the transaction. There was a net loss of $2,206,000 for the three months ended June 30, 1996 compared to net income of $149,000 for the three months ended June 30, 1995. The decrease resulted primarily from the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital have been cash flow from operations and the proceeds of borrowings on August 1, 1995 incurred in connection with acquisitions described above. Operating cash flow increased to $4,817,000 for the six months ended June 30, 1996 from $837,000 for the six months ended June 30, 1995 and increased to $2,747,000 for the three months ended June 30, 1996 from $562,000 for the three months ended June 30, 1995. The increases resulted primarily from the operations of the acquired television stations. Operating cash flow for this purpose is defined as Income from operations, excluding trade and barter, plus depreciation and amortization of intangibles and programming rights less payments for programming rights. The Company believes that operating cash flow is useful to investors to measure the Company's ability to service debt and as a measure of the Company's performance under the various covenants of its borrowings.

As of June 30, 1996, the Company had $49,750,000 in outstanding indebtedness under a $55,000,000 term and revolving bank credit facility ("Bank Credit Facility"), $29,175,000 of indebtedness under its 17.5% Senior Discount Notes with warrants and $16,088,000 of indebtedness under a Junior Subordinated Note. The amounts due under Senior Discount Notes and the Junior Subordinated Note include $4,175,000 and $2,588,000 of accrued interest at June 30, 1996. No interest or principal payments were required under the Senior Discount Notes or the Junior Subordinated Note for the six months ended June 30, 1996. Cash interest payments on the Senior Discount Notes may begin after August 1,1998 and must begin after August 1, 2000, but the Company expects to issue promissory notes in lieu of cash interest payments during the period from August 1998 through August 2000. The Senior Discount Notes mature on February 1, 2003. Interest on the Junior Subordinated Note will accrue and be added to the unpaid balance until maturity on August 1, 2003. During the six months and three months ended June 30, 1996, the Company made interest payments of $2,615,000 and $1,095,000 under its Bank Credit Facility. Scheduled principal payments of $1,650,000 were made under the Term Bank Credit Facility for the six months and three months ended June 30, 1996. Principal payments under the Bank Credit Facility are scheduled quarterly with final payment due June 30, 2002.

On March 31, 1996 the Company completed an exchange of its outstanding 17.5% Senior Discount Notes for an identical amount of publicly-tradeable 17.5% Senior Discount Notes which had been registered with the Securities and Exchange Commission pursuant to a registered Exchange Offer which became effective January 30, 1996.

During the six months and three months ended June 30, 1996 the Company purchased $126,000 and $63,000 of capital equipment and made program payments of $716,000 and $366,000.

PART II - OTHER INFORMATION

     EXHIBITS

          27 - Financial Data Schedule (for SEC use only)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




PETRACOM HOLDINGS, INC.


By    /s/ HENRY A. ASH
    ------------------------
     Henry A. Ash
     President
     Date: August 12, 1996




By    /s/ HENRY A. ASH              President and Director (principal executive
    ------------------------        officer and sole director)
     Henry A. Ash
     Date: August 12, 1996


By   /s/ JOSEPH M. FRY              Vice President, Chief Financial Officer,
    ------------------------        Treasurer and Assistant Secretary
     Joseph M. Fry                  (principal financial officer and principal
     Date: August 12, 1996           accounting officer)