Form 10-Q
period 1996-09-30
PETRACOM HOLDINGS INC
filed 1996-11-14
CIK 1002924

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                             to
         -----------------------------------    -------------------------

Commission file number  33-98756

                             PETRACOM HOLDINGS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                           59-3324165
-----------                                                        --------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. employer identification no.)

1527 N DALE MABRY HWY, SUITE 105, LUTZ, FL                         33549
------------------------------------------                         ------------------
(Address of principal executive offices)                           (Zip code)

                                 (813) 948-2554
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X          No
                                                -----           ------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.           Yes          No          Not Applicable
                                    -----        ------

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

240,000 shares of Class A Voting Common Stock, par value $.01 per share, and 60,000 shares of Class B Non-Voting Common Stock, par value $.01 per share, were outstanding at November 11, 1996.

                            PETRACOM HOLDINGS, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                               SEPTEMBER 30, 1996

                                                                                          Page
                                                                                          Number
                                                                                          ------
PART I. - FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets at September 30, 1996
         and December 31, 1995                                                            3

         Consolidated Statements of Operations for the
         nine months ended September 30, 1996 and 1995                                    4

         Consolidated Statements of Operations for the
         three months ended September 30, 1996 and 1995                                   5

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1996 and 1995                                    6

         Notes to Consolidated Financial Statements                                       7-8

         Item. 2.  Management's Discussion and Analysis of

                    Financial Condition and Results of Operations                         9-10


PART II. - OTHER INFORMATION

         Item 5.  Other Information                                                       11

         Signatures                                                                       12


PETRACOM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS  (in 000's)
--------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)

                                                                                   DECEMBER 31,  SEPTEMBER 30,
                                                                                       1995          1996
ASSETS
Current assets
   Cash and cash equivalents                                                         $  2,180     $     683
   Accounts receivable, less allowances of $537 and $442                                5,401         4,989
   Trade receivables                                                                      375           606
   Current portion of broadcast program rights                                          1,907         2,262
   Prepaid expenses and other current assets                                              688         1,191
                                                                                     --------     ---------
          Total current assets                                                         10,551         9,731

Property and equipment, net                                                            13,318        12,712
Broadcast program rights                                                                1,394         1,331
Intangible assets, net                                                                 66,833        62,491
                                                                                     --------     ---------
          Total assets                                                                 92,096        86,265
                                                                                     ========     =========

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES
  AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable                                                                  $    690     $     909
   Accrued expenses                                                                     1,144           881
   Income taxes payable                                                                   105           102
   Trade payables                                                                         491           965
   Accrued interest                                                                       735           346
   Current portion of broadcast program rights contracts payable                        1,970         2,652
   Current portion of long-term debt                                                    5,873         6,643
                                                                                     --------     ---------
          Total current liabilities                                                    11,008        12,498

Broadcast program rights contracts payable                                              1,466         1,155
Long-term debt                                                                         88,423        89,152
                                                                                     --------     ---------
          Total liabilities                                                           100,897       102,805
                                                                                     --------     ---------
Mandatorily redeemable securities
   Class B, non-voting, common stock                                                    1,625         1,876
   Warrants                                                                               712           712
                                                                                     --------     ---------
          Total mandatorily redeemable securities                                       2,337         2,588
                                                                                     --------     ---------
Stockholders' deficit
   Class A, voting, common stock                                                            3             3
   Accumulated deficit                                                                (11,141)      (19,131)
                                                                                     --------     ---------
          Total stockholders' deficit                                                 (11,138)      (19,131)
                                                                                     --------     ---------

          Total liabilities, mandatorily redeemable securities and
             stockholders' deficit                                                     92,096        86,265
                                                                                     ========     =========

 The accompanying notes are an integral part of these consolidated financial statements.

PETRACOM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)  (in 000's)
-----------------------------------------------------------------------------------------------------------

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 1995            1996
Revenues                                                                      $   9,331      $   23,293
   Less - agency and national representative commissions                         (1,230)         (3,397)
                                                                              ---------      ----------
                                                                                  8,101          19,896
   Barter and trade revenues                                                      1,392           2,053
                                                                              ---------      ----------
     Total net revenues                                                           9,493          21,949
                                                                              ---------      ----------
Expenses
   Operating                                                                        418           1,054
   Selling, general and administrative                                            4,208           8,724
   Programming                                                                    2,133           4,938
   Depreciation and amortization                                                  1,486           5,157
                                                                              ---------      ----------
                                                                                  8,245          19,873
                                                                              ---------      ----------
Income from operations                                                            1,248           2,076

Other expenses
   Interest expense                                                              (2,358)         (9,703)
   Other  expenses                                                                  (89)            (10)
                                                                              ---------      ----------
Loss before income taxes                                                         (1,199)         (7,637)


Provision for income taxes                                                          273             102
                                                                              ---------      ----------
Net loss                                                                      $  (1,472)     $   (7,739)
                                                                              =========      ==========


 The accompanying notes are an integral part of these consolidated financial statements.

PETRACOM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)  (in 000's)
------------------------------------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                                                1995             1996
Revenues                                                                     $    5,652         $ 7,867
   Less - agency and national representative commissions                           (831)         (1,094)
                                                                              ---------         -------
                                                                                  4,821           6,773
   Barter and trade revenues                                                        768             745
                                                                              ---------         -------
     Total net revenues                                                           5,589           7,518
                                                                              ---------         -------
Expenses
   Operating                                                                        255             376
   Selling, general and administrative                                            2,171           2,931
   Programming                                                                    1,214           1,657
   Depreciation and amortization                                                  1,186           1,730
                                                                              ---------         -------
                                                                                  4,826           6,694
                                                                              ---------         -------
Income from operations                                                              763             824

Other expenses
   Interest expense                                                              (2,133)         (3,321)
   Other  expenses                                                                  (89)            (15)
                                                                              ---------         -------
Loss before income taxes                                                         (1,459)         (2,512)

Provision for income taxes                                                          177             102
                                                                              ---------         -------
Net loss                                                                      $  (1,636)        $(2,614)
                                                                              =========         =======

 The accompanying notes are an integral part of these consolidated financial statements.

PETRACOM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)  (in 000's)
--------------------------------------------------------------------------------------------------------------------

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        1995          1996
Cash flows from operating activities
   Net loss                                                                         $  (1,472)    $   (7,739)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
        Depreciation                                                                      701          1,307
        Amortization of intangible assets                                                 785          3,850
        Amortization of deferred financing costs
          included in interest                                                            123            554
        Amortization of broadcast program rights                                          442          1,090
        Payments for broadcast program rights                                            (385)        (1,011)
        Net trade position                                                                 54             (6)
        Deferred federal income tax                                                       236              -
        Changes in assets and liabilities
             Accounts receivable                                                           94            412
             Prepaid expenses and other current assets                                   (306)          (503)
             Accounts payable and accrued expenses                                      1,013            (44)
             Income taxes payable                                                        (134)            (3)
             Accrued interest, including interest
               included in long-term debt                                               1,490          5,471
                                                                                    ---------     ----------

               Net cash provided by operating activities                                2,641          3,378
                                                                                    ---------     ----------

Cash flows provided by investing activities
     Acquisition of television stations                                               (84,005)             -
     Additions of property and equipment                                                 (186)          (452)
     Additions of intangible assets                                                         -            (62)
     Disposition of property and equipment                                                306              -
                                                                                    ---------     ----------

               Net cash used for investing activities                                 (83,885)          (514)
                                                                                    ---------     ----------

Cash flows provided by financing activities
     Proceeds from long-term debt                                                      91,788          1,023
     Payments on long-term debt and capital leases                                     (4,378)        (5,384)
     Issuance of mandatorily redeemable securities                                      2,212              -
     Purchase of Petracom, Inc. preferred stock                                        (5,907)             -
                                                                                    ---------     ----------

               Net cash provided by (used for) financing activities                    83,715         (4,361)
                                                                                    ---------     ----------

Increase (decrease) in cash and cash equivalents                                        2,471         (1,497)

Cash and cash equivalents, beginning of period                                            131          2,180
                                                                                    ---------     ----------

Cash and cash equivalents, end of period                                            $   2,602     $      683
                                                                                    =========     ==========


Supplemental disclosure of cash flow information
   Cash paid during the period for interest                                         $     745     $   3,660
                                                                                    =========     ==========


 The accompanying notes are an integral part of these consolidated financial statements.

PETRACOM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

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

The consolidated financial statements include the accounts of Petracom Holdings, Inc. and its wholly-owned subsidiaries, collectively the "Company". Significant intercompany accounts have been eliminated in consolidation.

The consolidated statements of operations and of cash flows for the nine months ended September 30, 1995 include the results of Petracom, Inc. for the period January 1, 1995 to July 31, 1995. Effective August 1, 1995, the sole common stockholder of Petracom, Inc. exchanged all outstanding common stock of Petracom, Inc. for 100% of the outstanding Class A voting common stock of the Company. As a result of the exchange of shares, Petracom, Inc. became a wholly-owned subsidiary of the Company. The acquisition of Petracom, Inc. has been accounted for as a recapitalization with no change in the historical basis of assets and liabilities.

On August 1, 1995, the Company acquired substantially all the assets of Banam Broadcasting, Inc., consisting of four television stations. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of these television stations have been included in the consolidated financial statements from the date of the acquisition.

The results of operations for the nine months and three months ended September 30, 1995 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.   COMMITMENTS

As part of the agreement between the Company and Fox Television Stations, Inc.
(FOX) to convert one of its stations to a FOX affiliate, FOX granted the Company certain guarantees pertaining to the net revenues of the station after it became a FOX affiliate on December 4, 1995. FOX agreed to pay the Company $750,000 for each of the first two years after the station's switch to FOX affiliation, subject to a reduction in such payments by which the station's net revenues exceed certain amounts each year as defined in the agreement. At September 30, 1996 the Company believes that it is probable that the station will not achieve the net revenue amount for the first year and has recognized $625,000 of revenue related to this agreement in the three months ended September 30, 1996. The agreement with FOX also contains a provision whereby the Company would repay FOX if net revenue exceeds certain thresholds in the subsequent three year period. No contingent liability has been recognized by the Company because it is not

PETRACOM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


probable that the station will exceed the future net revenue amounts that would neccesitate repayment to FOX.

3.   EARNINGS PER SHARE

As a result of the recapitalization of the Company on August 1, 1995, historical earnings per share for the nine and three months ended September 30, 1995 and 1996 is not meaningful and therefore has not been presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 1996 to
Nine Months Ended September 30, 1995

Net revenues, including trade and barter revenues, increased to $21,949,000 for the nine months ended September 30, 1996 from $9,493,000 for the nine months ended September 30, 1995. Total operating expenses, including expenses related to engineering, news, production, programming, selling, general and administrative expenses, amortization of programming rights, trade and barter expenses and depreciation and amortization of intangibles, increased to $19,873,000 for the nine months ended September 30, 1996 from $8,245,000 for the nine months ended September 30, 1995. The increases in net revenues and operating expenses resulted primarily from the operations of WTVW-TV, KDEB-TV, KLBK-TV and KARD-TV which were acquired by the Company on August 1, 1995. The acquired television stations generated $14,913,000 in net revenues and $14,378,000 in operating expenses for the nine months ended September 30, 1996. Interest expense increased to $9,703,000 for the nine months ended September 30, 1996 from $2,358,000 for the nine months ended September 30, 1995. This increase resulted primarily from interest expense on the debt incurred on August 1, 1995 to acquire the four television stations, repay existing debt, repurchase outstanding preferred stock interests, provide additional working capital and to pay all fees and expenses related to the transaction. There was a net loss of $7,739,000 for the nine months ended September 30, 1996 compared to a net loss of $1,472,000 for the nine months ended September 30, 1995. The increase in the loss resulted primarily from the reasons discussed above.

Comparison of Three Months Ended September 30, 1996 to
Three Months Ended September 30, 1995

Net revenues, including trade and barter revenues, increased to $7,518,000 for the three months ended September 30, 1996 from $5,589,000 for the three months ended September 30, 1995. Total operating expenses, including expenses related to engineering, news, production, programming, selling, general and administrative expenses, amortization of programming rights, trade and barter expenses and depreciation and amortization of intangibles, increased to $6,694,000 for the three months ended September 30, 1996 from $4,826,000 for the three months ended September 30, 1995. The increases in net revenues and operating expenses resulted primarily from the operations of WTVW-TV, KDEB-TV, KLBK-TV and KARD-TV which were acquired by the Company on August 1, 1995. The acquired television stations generated $5,210,000 in net revenues and $4,820,000 in operating expenses for the three months ended September 30, 1996. Interest expense increased to $3,321,000 for the three months ended September 30, 1996 from $2,133,000 for the three months ended September 30, 1995. This increase resulted primarily from interest expense on the debt incurred on August 1, 1995 to acquire the four television stations, repay existing debt, repurchase outstanding preferred stock interests, provide additional working capital and to pay all fees and expenses related to the transaction. There was a net loss of $2,614,000 for the three months ended September 30, 1996 compared to a net loss of $1,636,000 for the three months ended September 30, 1995. The increase in the loss resulted primarily from the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital have been cash flow from operations and the proceeds of borrowings on August 1, 1995 incurred in connection with acquisitions described above. Operating cash flow increased to $7,306,000 for the nine months ended September 30, 1996 from $2,539,000 for the nine months ended September 30, 1995 and increased to $2,490,000 for the three months ended September 30, 1996 from $1,702,000 for the three months ended September 30, 1995. The increases resulted primarily from the operations of the acquired television stations. Operating cash flow for this purpose is defined as income from operations, excluding trade and barter, plus depreciation and amortization of intangibles and programming rights less payments for programming rights.
The Company believes that operating cash flow is useful to investors to measure the Company's ability to service debt and as a measure of the Company's performance under the various covenants of its borrowings.

As of September 30, 1996, the Company had $48,721,000 in outstanding indebtedness under a $55,000,000 term and revolving bank credit facility ("Bank Credit Facility"), $30,434,000 of indebtedness under its 17.5% Senior Discount Notes with warrants and $16,879,000 of indebtedness under a Junior Subordinated Note. The amounts due under the Senior Discount Notes and the Junior Subordinated Note include $4,722,000 and $3,379,000 of accrued interest at September 30, 1996, respectively. No interest or principal payments were required under the Senior Discount Notes or the Junior Subordinated Note for the nine months ended September 30, 1996. Cash interest payments on the Senior Discount Notes may begin after August 1,1998 and must begin after August 1, 2000, but the Company expects to issue promissory notes in lieu of cash interest payments during the period from August 1998 through August 2000. The Senior Discount Notes mature on February 1, 2003. Interest on the Junior Subordinated Note will accrue and be added to the unpaid balance until maturity on August 1, 2003. During the nine months and three months ended September 30, 1996, the Company made interest payments of $3,625,000 and $1,010,000 under its Bank Credit Facility. Scheduled principal payments of $3,679,000 and $2,029,000 were made under the term bank credit facility for the nine months and three months ended September 30, 1996, respectively. Principal payments under the Bank Credit Facility are scheduled quarterly with final payment due June 30, 2002.

On March 31, 1996 the Company completed an exchange of its outstanding 17.5% Senior Discount Notes for an identical amount of publicly-tradeable 17.5% Senior Discount Notes which had been registered with the Securities and Exchange Commission pursuant to a registered Exchange Offer which became effective January 30, 1996.

During the nine months and three months ended September 30, 1996 the Company purchased $452,000 and $326,000 of capital equipment and made payments for broadcast program rights of $1,011,000 and $295,000, respectively.

PART II - OTHER INFORMATION

The Company anticipates a default in certain financial covenants under the Bank Credit Facility at December 31, 1996, but expects to obtain waivers of default or modifications to the Credit Agreement.

The Company has engaged an investment banking firm to provide assistance and advice related to the restructuring or recapitalization of the Company's existing debt and equity, and to the feasibility of selling the Company's assets.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PETRACOM HOLDINGS, INC.


By    /s/ HENRY A. ASH
  ------------------------------
     Henry A. Ash
     President
     Date: November 12, 1996




By      /s/ HENRY A. ASH            President and Director (principal executive
-------------------------------     officer and sole director)
        Henry A. Ash
        Date: November 12, 1996


By     /s/ JOSEPH M. FRY            Vice President, Chief Financial Officer,
-------------------------------     Treasurer and Assistant Secretary
      Joseph M. Fry                 (principal financial officer and principal
      Date: November 12, 1996       accounting officer)