Form 10-K
period 1996-12-31
PETRACOM HOLDINGS INC
filed 1997-03-27
CIK 1002924

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended DECEMBER 31, 1996
                          ------------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]



For the transition period from               to                .
                              ---------------  ----------------

                        Commission file number 33-98756


                           PETRACOM HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                             59-3324165
--------------------------------------------------------------       -------------------------------------
(State or other jurisdiction of incorporation or organization)       (I.R.S. employer identificati on no.)


1527 N DALE MABRY HWY, SUITE 105, LUTZ, FL                 33549
-------------------------------------------                ------------
(Address of principal executive offices)                   (Zip code)


Registrant's telephone number, including area code (813) 948- 2554
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------------             -----------------------------------------

NONE
-------------------------             -----------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

NONE
-------------------------------------------------------------------------------
                                (Title of class)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requiremen ts for the past 90 days. Yes X No
                                              ---   ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporate d by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                   AGGREGATE MARKET VALUE OF THE VOTING STOCK
                    HELD BY NON-AFFILIATES OF THE REGISTRANT

                                      None


                   INDICATE THE NUMBER OF SHARES OUTSTANDING
              OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK,
                       AS OF THE LATEST PRACTICABLE DATE
240,000 shares of Class A Voting Common Stock, par value $.01 per share, and 60,000 shares of Class B Non-Voting Common Stock, par value $.01 per share, were outstanding at March 18, 1997



                    DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                    PART I


ITEM 1. BUSINESS

Petracom Holdings, Inc., a Delaware corporation ("Petracom" or the "Company") is a holding company that through its subsidiaries owns and operates five television stations and four radio stations. The Company's predecessor , Petracom, Inc., was formed in January 1990 for the purpose of acquiring and operating television and radio broadcast properties. The Company has owned and operated WQRF-TV in Rockford, Illinois and KAYD-AM/KAYD-FM since 1990 and KQHN-AM/KQXY-FM in Beaumont, Texas since 1994. On August 1, 1995, the Company completed the acquisition of the following four television stations: KDEB-TV in Springfield, Missouri; WTVW-TV in Evansville, Indiana; KARD-TV in Monroe, Louisiana; and KLBK-TV in Lubbock, Texas.

The following table sets forth certain information with respect to the Company's Television Stations and Radio Stations:



                STATION                           MARKET                         DMA/MSA(1)              AFFILIATION
            ---------------         ----------------------------------         ---------------         ----------------
            KDEB-TV                 Springfield, Missouri                             76                     FOX
            WTVW-TV                 Evansville, Indiana                               97                     FOX(2)
            KARD-TV                 Monroe, Louisiana                                133                     FOX
            WQRF-TV                 Rockford, Illinois                               135                     FOX
            KLBK-TV                 Lubbock, Texas                                   147                     CBS
            KAYD-AM                 Beaumont, Texas                                  128                      --
            KAYD-FM
            KQHN-AM                 Beaumont, Texas                                  128                      --
            KQXY-FM

1. Television Stations indicate Designated Market Area (DMA) ranking; Radio Stations indicate Metropolitan Statistical Area (MSA) ranking. Sources: A.C. Nielsen Company and The Arbitron Company, respectively.

2.       WTVW-TV switched affiliations from ABC to FOX in December 1995.
-----------


OPERATING
STRATEGY

Petracom's business strategy is to focus on building operating cash flow by maximizing revenues and controlling costs. The Company has been successful in improving and maintaining relatively strong operating results at its original stations through the development and implementation of the strategies explained below. Further, the Company believes that the television stations acquired on August 1, 1995 have many characteristics similar to WQRF-TV and operating strategies provide an opportunity to increase revenues and operating cash flow.

Maximize Revenue Through Aggressive Sales. Petracom emphasizes sales effectiveness and excellence, through recruiting, training and performance. Emphasis is placed on developing each individual employee by providing extensive sales training and support. The Company's sales force is trained to work aggressively with existing advertisers to steadily increase their levels of advertising and to increase demand for advertising time by aggressively targeting current non-advertisers in its markets as potential revenue sources and by working with these potential customers to develop integrated media strategies. One technique is to provide a comprehensive media plan, of which television or radio advertising is a part, to target and solve the customer's media needs. Through these methods, the Company seeks to increase overall market revenues while attempting to gain a greater share of the existing market.

Target Programming to a Particular Market. Petracom places great importance in analyzing a market's demographic data to help determine the optimal programming for a given market. The Company uses research to determine whether local news, talk shows, situation comedies or news magazines will maximize revenues in a particular market and seeks to purchase and schedule its programming accordingly. The Company believes that operating cash flow can be increased by focusing on maximizing revenues and controlling, rather than minimizing, expenses. Management believes additional advertising revenues generated from high quality programming more than offsets the incremental costs. The Company has acquired and will continue to acquire, what management believes to be some of the best available programming in order to capitalize on the premium advertising rates top programs typically command. Petracom's commitment to this strategy is demonstrated by the acquisition of the syndication rights to programs such as Seinfeld, Home Improvement, Friends, Frasier, Grace Under Fire, Wheel of Fortune and Jeopardy.

The Company's radio stations also provide target programming to the market's listeners. Petracom utilizes research and consultants along with management to determine the proper music and other programming to attract its target audience. The Company attempts to hire the best available on-air talent and provide the most attractive music.

Strong Local News. Currently, two Petracom television stations, WTVW-TV and KLBK-TV, produce and carry local news. The Company has focused on building the local news programming at these stations into the market leaders. News coverage, staffs and programming have been expanded at WTVW-TV in Evansville, Indiana and KLBK-TV in Lubbock, Texas. Petracom is committed to having strong news departments at these two stations. A strong local news product differentiates local broadcast stations from cable system competitors, which generally do not provide this service. The Company believes that a successful news operation is primarily a result of (i) strong on-air talent, (ii) timely, relevant and accurate news stories, and (iii) professional and high quality productions. Local news programming can be commercially valuable because of its high viewership levels, the attractiveness to advertisers of the demographic characteristics of the typical news audience and improved ratings programs adjacent to successful news programming. The Company believes that in addition to generating revenue, local news programming allows a station to increase its community presence and helps the perception of being a top station in its market.

Attract Experienced Management. In addition to its corporate staff, the Company's station management teams have extensive experience in broadcasting. Petracom is committed to attracting and retaining the highest quality local station management feasible. The Company plans to use its various stations to allow both lateral and vertical promotions, designed to keep its top performers within the Company.

Maintain a High Profile in the Community. Petracom believes that a broadcasting station performs to its highest level when it is considered an integral part of its community. The Company engages its stations in a variety of community events and promotions designed to increase the station's image and presence in its markets. Each of the Company's stations seeks to achieve a distinct local identity. WTVW-TV and KLBK-TV create their own identities principally through their local news programming. Additionally, all Petracom stations serve the local communities with special programming and marketing events. Each market develops and provides public service, sports and information-oriented programming that is tailored to the needs of their community. Management and on-air talent are actively involved in community affairs to better understand the issues of the community and to contribute to improving the community. Management believes that these strategies generally result in the creation of new sources of revenue by both attracting new advertisers and increasing viewership.

ACQUISITION STRATEGY

Petracom intends to pursue selective station acquisitions opportunities. However, at the present time the Company has no plans for any such acquisitions and there can be no assurance that any such acquisitions will occur. The Company seeks the following characteristics in its markets and potential acquisitions:
(i) small and medium-sized markets with less intense competition for advertising revenues from broadcast and other media; (ii) markets which currently enjoy and/or project economic and population growth beyond national and regional averages; (iii) markets which demonstrate stability and growth in key demographics; (iv) markets which are not vulnerable economically to a single key industry or company; (v) stations which are under performing relative to national averages and to other stations in that market; (vi) television stations with a network affiliation or independents within a market where a clear need exists for alternative programming; and (vii) radio stations where duopoly opportunities exist.


DESCRIPTION OF TELEVISION STATIONS

Each Television Station is currently affiliated with either the FOX or CBS television networks pursuant to network affiliation agreements. The Company switched the network affiliation of WTVW-TV from ABC to FOX effective December 4, 1995.

FOX Stations. WQRF-TV, Rockford; KDEB-TV, Springfield; KARD-TV, Monroe; and WTVW-TV, Evansville (the "FOX Stations") each are affiliated with FOX pursuant to substantially similar affiliation agreements (the "FOX Affiliation Agreements"). Each FOX Affiliation Agreement provides the station with the right to broadcast all programs transmitted by FOX, which include regular programming from FOX as well as from the FOX Children's Network ("FCN"). In exchange, FOX has the right to sell a substantial majority of the advertising time associated with such programs and to retain the revenue therefrom. During NFL games and the pre-game shows, FOX has the right to retain a substantial portion of the advertising time, and the station is entitled to sell the remainder and retain the associated advertising revenue. The station is also compensated by FOX according to a ratings-based formula for FOX programming and is entitled to a share of the programming net profits of the FCN programming, as specified its FOX Affiliation Agreement. The compensation rate is subject to increases or decreases by FOX during the term of each FOX Affiliation Agreement, with provisions for advance notice and right of termination by the station in the event of a substantial rate reduction.

Each of the FOX Affiliation Agreements expires December 5, 2005 and is renewable for successive two-year terms, at the discretion of FOX and upon acceptance by Petracom. Each FOX Affiliation Agreement may be terminated generally: (a) by FOX upon (i) a material change in the station's transmitter location, power, frequency, programming format or hours of operation, with 30 days' written notice, (ii) acquisition by FOX or any of its affiliates of a significant ownership and/or controlling interest in a television station in the same market, with 60 days' written notice; (iii) assignment or transfer by the station of their respective FCC broadcast license, with 30 days' written notice;
(iv) three or more unauthorized preemptions of FOX programming within a 12 month period, with 30 days' written notice; or (v) failure by FOX and the station to agree upon the retransmission or "must carry" status with the respective cable companies, upon 30 days' written notice, or (b) by either FOX or the station upon occurrence of a force majeure event which substantially interrupts FOX's ability to provide programming or the station's ability to broadcast the programming.

FOX has given the Company certain guarantees pertaining to the net revenues of WTVW-TV for the first two years subsequent to December 4, 1995, the date the station became a FOX affiliate. FOX will pay the Company $750,000 for each of the first two years after WTVW-TV switches its affiliation to FOX, subject to a reduction of such payments by two-thirds of the amount by which the station's net revenues exceed certain amounts as defined in the agreement. However, the Company must repay these amounts to FOX if net revenues exceed certain established thresholds in the subsequent three year period.

CBS Station. KLBK-TV, Lubbock is affiliated with CBS pursuant to an affiliation agreement (the "CBS Affiliation Agreement"). The CBS Affiliation Agreement provides KLBK-TV, Lubbock with the right to broadcast all programs transmitted by CBS. In return, CBS has the right to sell a substantial majority of the advertising time during such broadcasts. In exchange for broadcasting the CBS Network programming, CBS pays KLBK-TV, Lubbock a variable fee for each hour broadcast, depending on the time of day. Upon advance notice to KLBK-TV, Lubbock, network compensation rates are subject to increase or decrease by CBS during the term of the CBS Affiliation Agreement, with provisions for a right of termination by KLBK-TV, Lubbock in the event of a reduction in rates. The CBS Affiliation Agreement's current term is from August 1, 1995 through August 1, 2005, and is automatically renewed for successive five-year terms, unless six months' written notice of termination or non-renewal is given by either party. In addition, the CBS Affiliation Agreement may be terminated generally: (a) by CBS upon (i) assignment or transfer by KLBK-TV, Lubbock of its FCC broadcast license, (ii) a change by KLBK-TV, Lubbock affecting its transmitter location, power, frequency or hours of operation, or (iii) the station's owner filing a bankruptcy petition, taking advantage of any insolvency law or if a receiver or trustee is appointed and not removed within 30 days, or (b) by either party at any time with six months written notice to the other party.


WQRF-TV, ROCKFORD, ILLINOIS

Acquired in 1990, WQRF, Channel 39, serves as the FOX Affiliate in Rockford, Illinois. Rockford is the 135th ranked DMA and the second largest city in Illinois. The population of the five county Rockford DMA is approximately 427,000 with approximately 162,000 television households. Total television advertising revenues for 1996 in Rockford are estimated to be $ 24,000,000. While Rockford is the number 135th ranked DMA, it ranks 109th in terms of total market television revenue. Three UHF stations and one VHF station actively compete for the television advertising revenue in the DMA.

KDEB-TV, SPRINGFIELD, MISSOURI

Acquired in 1995, KDEB, Channel 27, serves as the FOX Affiliate in Springfield, Missouri. Springfield is the 76th ranked DMA and the third largest city in Missouri. The population of the 34-county DMA area is approximately 890,000 with approximately 360,000 television households. Total television advertising revenues for 1996 in Springfield are estimated to be $ 29,000,000. Two UHF stations and two VHF stations actively compete for the television advertising revenue in the DMA.

WTVW-TV, EVANSVILLE, INDIANA

Acquired in 1995, WTVW, Channel 7, serves as the FOX Affiliate in Evansville, Indiana. Evansville is the 97th ranked DMA. The population of the 22 county DMA area is approximately 679,000 with approximately 273,000 television households. Total television advertising revenues for 1996 in Evansville are estimated to be $35,000,000. WTVW-TV is the only VHF station along with three UHF stations that actively compete for the television advertising revenue in the DMA, which serves counties in Illinois, Indiana and Kentucky. The Company switched the affiliation of WTVW from ABC to FOX effective December 4, 1995.

KARD-TV, MONROE, LA

Acquired in 1995, KARD, Channel 14, serves as the FOX Affiliate in Monroe, Louisiana. Monroe is the 133rd ranked DMA. The population of the 18 county DMA is approximately 455,000 with approximately 172,000 television households. Total television advertising revenues for 1996 in Monroe are estimated to be $16,000,000. Two VHF stations and one UHF station actively compete for the television advertising revenue in the DMA, which serves counties in Louisiana and Arkansas. KARD-TV switched affiliations from ABC to FOX in April 1994.

KLBK-TV, LUBBOCK, TEXAS

Acquired in 1995, KLBK, Channel 13, serves as the CBS Affiliate in Lubbock, Texas. Lubbock is the 147th ranked DMA. The population of the 18 county DMA is approximately 376,000 with approximately 141,000 television households. Total television advertising revenues for 1996 in Lubbock are estimated to be $22,000,000. Two VHF stations and three UHF stations actively compete for the television advertising revenues in the DMA.

DESCRIPTION OF RADIO STATIONS

KAYD-AM/KAYD-FM AND KQHN-AM/KQXY-FM, BEAUMONT, TEXAS

Beaumont - Port Arthur, Texas is the 128th ranked Arbitron MSA market with population in the MSA of approximately 371,000 and approximately 139,000 radio households. Total radio advertising revenues for 1996 in Beaumont are estimated to be $11,000,000. Nine radio stations actively compete for the radio advertising revenues in the market.

In January 1990, Petracom acquired KAYD-AM/KAYD-FM. Both stations simulcast a country music format. Country music is the dominant format in the market and the Company directly competes for country music listeners and advertisers with another FM station.

In March 1994, Petracom purchased KQHN-AM and KQXY-FM in Beaumont. The purchase created the first duopoly in the market. The Company had operated these stations for the prior 17 months pursuant to a time brokerage agreement. KQXY-FM is programmed with a Hot Adult Contemporary format, while KQHN-AM is programmed with a Sports/Talk format.

EMPLOYEES

As of December 31, 1996, Petracom had 260 full time and 53 part time employees. None of the Company's employees are represented by unions. The Company believes its relations with its employees are satisfactory.

SEASONALITY

The Company's operating revenues are generally highest in the second and fourth quarters of the year. This seasonality is primarily due to increased expenditures by advertisers in the Spring, increased viewership in the Fall and increased advertising in anticipation of holiday retail spending.

ADVERTISING SALES IN TELEVISION AND RADIO BROADCASTING

Television station revenues are primarily derived from local, regional and national advertising and, to a lesser extent, from network compensation and commercial production. Advertising rates are based upon a program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic composition of the market served by the station and the availability of alternative advertising media in the market area. An advertiser wishing to reach a nationwide audience usually purchases advertising time directly from the national networks. A national advertiser wishing to reach a particular regional or local audience usually buys advertising time from the local stations through independent national advertising sales representative firms which are retained by local stations to solicit such advertising. Local businesses generally purchase advertising directly from the sales staff of local television stations. Because broadcast television stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and, as a result, may contribute to a decrease in the revenues of broadcast television stations. Typical local advertisers include automobile dealerships, local grocery chains and fast food restaurants.

Radio station revenues are derived primarily from local, regional and national advertising. Advertising rates are based upon a station's format and popularity among the listeners an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic composition of the market served by the radio station and the availability of alternative advertising media in the market area.


COMPETITION IN TELEVISION BROADCASTING

Competition in the television industry occurs on several levels: competition for audience, competition for programming and competition for advertisers. The broadcasting industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission ("FTC"), any of which could have a material effect on the Company's operations.

Audience. Television stations compete for audience on the basis of program content and popularity, which is significantly affected by network affiliation and local programming activities. A portion of the daily programming for network-affiliated television stations is supplied by FOX, ABC, CBS, NBC and by recently created networks UPN and The WB Network. In those time periods, the television stations are totally dependent upon the performance of the network programs in attracting viewers. Non-network time periods are programmed by the television stations with syndicated programs purchased for cash, cash and barter, or barter-only. Television stations also broadcast sports, news, public affairs and other entertainment programming.

The development of methods of television transmission of video programming other than over-the-air broadcasting, and, in particular, the growth of cable television, has significantly altered competition for audience in the television industry. These other transmission methods can increase competition for a broadcasting television station by bringing into its market distant broadcasting signals not otherwise available to the television station's audience and also by serving as a distribution system for non-broadcast programming distributed by the cable system.

Other potential and current sources of competition include home entertainment systems (including video cassette recorder and playback systems, videodiscs and television game devices), Internet access, multi point distribution systems, multichannel multi point distribution systems, wireless cable, satellite systems, low-power television stations, television translator stations and some low-power in-home satellite to home video distribution services. Television stations also face competition from high-powered direct broadcast satellite services which can transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers.

Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now under development for use with current cable television delivery systems or direct broadcast satellites are expected to reduce the bandwidth required for television signal transmission. These compression techniques, as well as other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. A reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized "niche" programming. This ability to reach very defined audiences is expected to alter the competition for advertising expenditures. The Company is unable to predict the effect that technological change will have on the broadcast television industry or the future results of the Company's operations.

Programming. Competition for programming involves negotiating with national program distributors or syndicators which sell first-run and rerun packages of programming. Television stations compete against in-market broadcast station competitors for off-network reruns (such as Seinfeld) and first run products (such as Wheel of Fortune) for exclusive access to those programs in their respective markets. Cable systems generally do not compete with local television stations for programming, although it is becoming more common for national cable networks to acquire programs that would have otherwise been offered to local television stations.

The growing cross-ownership of broadcast stations, networks, cable systems, cable networks and studios has begun to shrink the pool of programming available to local television stations. For example, Warner Brothers is launching the WeB cable channel. The plan calls for a television stations in ADI markets smaller than 100 to partner with a local cable system. The local station will sell the local advertising, Warner Brothers will provide the programming and the local cable system will provide carriage of the channel. The partnership should benefit one local station in each market, but the arrangement will also serve to limit the amount of programming available to these smaller markets. Warner Brothers will retain its programming for the WeB channel in these markets and local stations will not be able to purchase this programming for their own use.

Advertising. Television stations compete for advertising revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for advertising dollars in the broadcasting industry occurs primarily in individual markets. Generally, a television station in a particular market does not compete with stations in other market areas.



COMPETITION IN RADIO BROADCASTING

As with television broadcasting, competition in the radio industry also occurs on three levels: competition for audience, competition for programming and competition for advertisers. Additional factors that are material to a radio station's competitive position include signal coverage, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. The broadcasting industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could have a material effect on the company's operations.

Audience. Radio stations compete for audience on the basis of the popularity of the music, format and on-air talent/personality on the station, which have a direct effect on advertising rates. As advertisers generally target certain demographic groups to promote their products, radio stations compete to maximize audience shares in demographic sex and age groups that appeal to the advertisers.

Programming. Radio programming is generated primarily by the individual radio station. Syndicated programming typically accounts for only a small portion of the total broadcast time, if any, of the radio stations. Competition for radio programming is generally limited to competition with other radio stations for exclusive access to syndicated shows and programs such as countdowns and network news briefs.

Advertising. Radio stations compete for advertising revenues with other radio stations in their respective markets, as well as with other advertising media, such as newspapers, television, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for advertising dollars in the radio broadcasting industry occurs primarily in individual markets. Generally, a radio station does not compete with radio stations in other market areas.

RATINGS

The price that television stations and radio stations can charge for advertising time is determined in part by a station's overall audience ratings and share in a given market, as well as the station's audience rating and share among a particular demographic group that an advertiser may be targeting. In the U.S., there are more than 200 generally-recognized television "markets" that are ranked in size according to various formulae based upon actual or a potential audience. Each market is determined as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Currently, only one national audience measuring service, Nielsen, periodically publishes data on estimated audiences for the television stations in the various markets throughout the country. Similar market and audience data are published periodically with respect to radio stations and their markets by Arbitron. Each specific geographic market is called a "designated market area" by Nielsen for its television ratings service; Arbitron labels radio markets "metropolitan survey areas." MSAs are generally smaller than a market's DMA, and generally correspond to the Metropolitan Statistical Areas as defined by the Federal government. For television stations, estimated audiences are expressed in terms of the percentage of the total potential audience in the market viewing a station (the station's "rating") and of the percentage of the audience actually watching television (the station's "share").


REGULATION OF TELEVISION AND RADIO BROADCASTING

The ownership, operation and sale of television and radio stations, including the Company's Television Stations and Radio Stations, are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act. Among other things, the FCC issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act. Television stations and radio stations are from time to time subject to such investigative and enforcement proceedings as the FCC may initiate concerning their broadcast operations.

License Renewal. Broadcasting licenses are granted by the FCC for maximum terms of eight years for television and radio stations, and are subject to renewal upon application to the FCC for a maximum term of eight years. During certain periods, petitions to deny license renewal can be filed by interested parties, including members of the public. The FCC is required to hold evidentiary, trial-type hearings on renewal applications, if the FCC is unable to determine that the "public interest, convenience and necessity" would be served by a grant thereof, or if a petition to deny raises a "substantial and material question of fact" as to whether the grant of the renewal application would be prima facie inconsistent with the public interest, convenience and necessity.

The FCC broadcast licenses of each of the television stations and radio stations have the following expiration dates under former regulations providing for maximum terms of five years for television stations and seven years for radio stations:

         WQRF-TV                    Rockford, IL              December 1, 1997
         WTVW-TV                    Evansville, IN            August 1, 1997
         KDEB-TV                    Springfield, MO           February 1, 1998
         KLBK-TV                    Lubbock, TX               August 1, 1998
         KARD-TV                    West Monroe, LA           June 1, 1997
         KAYD-AM                    Beaumont, TX              August 1, 1997
         KAYD-FM                    Beaumont, TX              August 1, 1997
         KQHN-AM                    Nederland, TX             August 1, 1997
         KQXY-FM                    Beaumont, TX              August 1, 1997

Petracom has begun the renewal process for the licenses that expire in 1997. The Company fully expects a grant of the renewal applications for the maximim terms of eight years.

Ownership Matters. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant or renew a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with the Communication Act's limitations on alien ownership, compliance with various rules limiting common ownership of broadcast, cable and newspaper properties, and the "character" of the licensee of those persons holding "attributable" interests in the licensee.

Under the Communications Act, broadcast licenses may not be granted to any corporation having more than 20% of its capital stock owned of record or voted by non-U.S. citizens (including non-U.S. corporations), foreign governments or their representatives (collectively, "Aliens"). The Communications Act also prohibits a corporation, without an FCC public interest finding, from holding a broadcast license if that corporation is controlled, directly or indirectly by another corporation, more than 25% of the capital stock of which is owned of record or voted by Aliens. As a result of these provisions, the Company, which is a holding company for its various television station and radio station licensee subsidiaries, cannot have more than 25% of its capital stock owned of record or voted by Aliens.

The FCC also has instituted rule making inter alia to consider effective market access as a factor in permitting non-citizen ownership of a licensee's parent company in excess of 25%. Under this proposal, a citizen of a foreign country may be permitted to own more than 25% of a broadcast licensee's parent company if a U.S. citizen were permitted the same level of investment in a broadcast licensee's parent company in the foreign investor's country. The Company cannot predict whether the FCC proposal will be adopted or how these proposed changes would affect the Company's business.

Multiple Ownership Rules. The FCC's television national multiple ownership rule limits the audience reach of television stations in which an entity may hold an attributable interest to 35% of total U.S. television households. Furthermore, the FCC's television multiple ownership local contour overlap rule generally prohibits ownership in two or more television stations which serve the same geographic market by a party under, direct or indirect, common ownership, operation or control ("single entity"). In radio markets with 45 or more radio stations, a single entity may own eight radio stations, not more than five of which are AM or FM. In radio markets with 30 to 44 (inclusive) radio stations, a single entity may own seven radio stations, not more than four of which are AM or FM. In radio markets with 15 to 29 (inclusive) radio stations, a single entity may own six radio stations, not more than four of which are AM or FM. In radio markets with fourteen or fewer radio stations, a single entity may own five radio stations not more than three of which are AM or FM, except that a single entity may not own more than 50% of the stations in such markets.

FCC Rules also generally prohibit or restrict the cross-ownership, operation or control of a radio station and a television station serving the same geographic market, and of a television station or a radio station and a daily newspaper serving the same geographic market. Under these rules, absent waivers, the Company would not be permitted to acquire any newspaper, radio or television broadcast station in a geographic market in which it now owns or controls any television or radio broadcast properties. The FCC's Rules and policies generally provide for the liberal grant of waivers of the rule prohibiting common ownership of radio and television stations in the same geographic market for stations located in the top 50 television markets, if certain conditions are satisfied. Nevertheless, expansion of the Company's broadcast operations may be limited by these rules.

If an attributable stockholder of the Company violates any of these ownership rules, the Company may be unable to obtain from the FCC one or more authorizations needed to conduct its television station and radio station businesses and may be unable to obtain FCC consents for certain future acquisitions.

The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of a corporation holding a broadcast license, the interest of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's voting stock (or 10% or more of such stock in the case of insurance companies, mutual funds, bank trust departments and certain other passive investors that are holding stock for investment purposes only) are generally deemed to be attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee.

Furthermore, the FCC has a "cross-interest" policy that under certain circumstances could prohibit a person or entity with an attributable interest in a broadcast station or daily newspaper from having a "meaningful" non-attributable interest in another broadcast station or daily newspaper in the same local market. Among other things, "meaningful" interests could include significant equity interests (including non-voting stock, and limited partnership interests) and significant employment positions. This policy may limit the permissible investments a purchaser of the Company's common stock may make or hold. If the FCC determines that a stockholder of the Company has violated this cross-interest policy, the Company may be unable to obtain one or more FCC authorizations needed to conduct its television station business and may be unable to obtain FCC consents for certain future acquisitions.

The FCC has initiated rulemaking proceedings in which it has solicited comments on whether it should alter its multiple ownership rules and ownership attribution rules. In addition, bills have been introduced in the U.S. Congress which would alter Alien and other regulatory limits affecting broadcasting and the communications industry overall. The Company cannot predict whether any of these proposals will ultimately be adopted by the

FCC or Congress or the effect on the operations of the Company.

Programming and Operation. The Communications Act requires broadcasters to serve the "public interest". Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, broadcast station licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming will be considered by the FCC when it evaluates license renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisements of contests and lotteries, obscene and indecent broadcasts, programming for children and commercial limits within such programming and technical operations, including limits on radio frequency radiation. In addition, broadcast licensees must develop and implement affirmative action programs designed to promote equal employment opportunities ("EEO") and must submit reports to the FCC with respect to EEO and children's programming annually and in connection with license renewal applications.

Failure to observe these or other FCC rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short renewal terms (i.e., less than the full eight year term) and, for egregious violations, the denial of a license renewal application or the revocation of a broadcast license.

OTHER RECENT DEVELOPMENTS, PROPOSED LEGISLATION AND REGULATION

The FCC has undertaken several initiatives to deregulate aspects of the television and radio industries particularly with respect to broadcast programming and station ownership restrictions. Significant areas of regulation remain, however, and the FCC continues to enforce strictly its regulations in several such areas. These include equal employment opportunities, "indecent" programming restrictions, children's programming, the "character qualifications" of licensees, political advertising, environmental concerns, technical operating matters and antenna tower maintenance.

Cable. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), enacted in October 1992, requires television broadcasters to make an election to exercise either certain "must carry" or, alternatively, "retransmission consent" rights in connection with their carriage by cable television systems in the station's local market. If a broadcaster chooses to exercise its must carry rights, it may demand carriage on a specified channel on cable systems within its Area of Dominant Influence ("ADI"). Must carry rights are not absolute, and their exercise is dependent on variables such as the number of activated channels on, and the location and size of, the cable system and the amount of duplicative programming on a broadcast station. Under certain circumstances, a cable system may decline carriage of a given station, which action may adversely affect such station. If a broadcaster chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement. Compensation to the television stations for signal retransmission can potentially be monetary, use of a second cable channel per station or in other forms. However, the existence and level of compensation to the Company, if any, may ultimately confer little or no benefit to the Company.

In the 1992 Cable Act, Congress established a mechanism to modify local television markets, under which television stations licensed to communities in one ADI may become qualified for "must carry" status on cable systems serving communities outside their ADI and within an ADI of other television station markets. If a television station licensed to a community not part of the ADI should be expanded to include communities within the ADI of one of the television stations, such station could demand "must carry" status on cable television systems serving such community or communities. Carriage of the signal of such a station on cable systems carrying the signal of one of the Company's television stations could further fractionalize the audience of such television station, particularly if the station seeking such market expansion has the same network affiliation as the affected television station. Conversely, under the market modification procedures established in the 1992 Cable Act, the television stations have the opportunity of requesting the FCC to expand their own respective ADIs under certain circumstances, in order to qualify for "must carry" status on cable systems serving communities presently outside such ADIs.

A three-judge panel of the U.S. District Court for the District of Columbia upheld the constitutionality of the legislative must carry provisions on April 8, 1993. On April 29, 1993 the United States Supreme Court refused to stay that decision and on June 27, 1994, the Supreme Court remanded the must carry decision back to the three judge panel of the U.S. District Court for the District of Columbia for the purpose of gathering additional evidence. The majority of the Court essentially found good cause for the conclusion that the must carry rules were constitutional but required that the parties introduce additional evidence to support the Congressional conclusions. The three-judge panel has received such evidence and concluded that the must carry rules are constitutional. The case is presently on appeal before the Supreme Court and action thereon is expected in 1997. In the meantime, the must carry rules are still in effect. The Company cannot predict the outcome of such challenges or the effect on the Company's business, financial performance or future prospects if the must carry or retransmission consent provisions of the Cable Act are found to be unconstitutional or otherwise unlawful.

Prime Time Access. The FCC recently decided to eliminate the prime time access rule ("PTAR"), effective August 30, 1996. PTAR had limited a station's ability to broadcast network programming (including syndicated programming previously broadcast over a network) during prime time hours. The elimination of PTAR could increase the amount of network programming broadcast over a station affiliated with ABC, NBC or CBS. Such elimination also could result in (i) an increase in the compensation paid by a network to a station (due to the additional prime time during which network programming could be aired by a network-affiliated station) and (ii) increased competition for syndicated network programming that previously was unavailable for broadcast by network affiliates during prime time.

Fin-syn. The FCC also recently rescinded its remaining financial interest and syndication ("fin-syn") rules. The fin-syn rules restricted the ability of ABC, CBS and NBC to obtain financial interests in, or participate in syndication of, prime-time entertainment programming created by independent producers for airing during the networks' evening schedules. (The FCC previously had lifted the financial interest rules and restraints on foreign syndication.)

Distribution of Video Services by Telephone Companies. Local telephone companies were previously prohibited from providing video programming directly to subscribers in their telephone service areas. This prohibition was successfully challenged in several Federal courts before the prohibition was eliminated by the Telecom Act of 1996. The Telecom Act permits telephone companies to provide video services as a cable system, a multichannel video programming distributor or through a newly created "open video" system. An open video system will allow users access to video programming and interactive services utilizing their existing telephone service connections. The FCC recently instituted rule making to implement the "open video" system. In addition, competition in the video services market is growing. The Company cannot predict how the provision of video services and other interactive services by local and regional telephone companies could affect its properties, and cannot predict the outcome of the regulatory proceedings ongoing at the FCC.

Even prior to the court rulings described in the preceding paragraph, the FCC had authorized a broadened role for telephone companies in the video marketplace in its "video dialtone" ("VDT") decision. VDT is defined by the FCC as the provision of a basic video platform to multiple video programmers on a nondiscriminatory, common carrier basis. If a local telephone company provides such a basic platform, it also may provide enhanced and unregulated services related to the provision of video programming. The FCC has already approved several applications to construct and operate VDT systems and has begun processing tariffs filed to govern the rates and terms of VDT offerings although, most recently, some telephone companies have indicated that they are reassessing their timetable and possible approach in developing VDT. The Telecom Act repealed the video dialtone rules; however, video dialtone systems approved as of the effective date of the Telecom Act will not need to be terminated.

Advanced Television Service. The FCC has proposed the adoption of rules for implementing advanced television service ("ATV") in the United States. ATV refers to any technology that uses digital techniques to provide advanced television services such as high definition TV or other advanced features and services. Implementation of ATV will improve the technical quality of television. Under certain circumstances, however, conversion to ATV operations may reduce a station's geographical coverage area. The FCC is considering an implementation proposal that would allot a second broadcast channel to each full-power commercial television station for ATV operation. Under the proposal, stations would be required to phase in their ATV operations on the second channel over a discrete (but as yet undetermined) period following adoption of a final table of allotments and to surrender their non-ATV channel at the end of the transition period. Implementation of advanced television service will impose substantial additional costs on television stations providing the new service, due to increased equipment costs. Environmental, zoning, tower site availability, signal strength, equipment availability, implementation schedule, public acceptance, and other major issues may present formidable hurdles. At the same time, there may be a potential for increased revenues derived through the use of the digital transmission format. The FCC is expected to issue final ATV rules in 1997.

There is currently substantial debate regarding whether the spectrum necessary to provide ATV services should be awarded through an auction process. Some Congressional lawmakers view the availability of the spectrum necessary to provide ATV services as an opportunity to raise revenue for the Federal treasury. The broadcast industry has opposed that approach. The Senate Commerce Committee has scheduled a series of hearings to explore the issue of broadcast spectrum auctions. In the event that an auction process is adopted, there can be no assurance that the Company will have sufficient resources to be the successful bidder in any or all of its television markets. Although the Company believes the FCC will authorize ATV service, the Company cannot predict when or at what cost such authorization might be given, or the effect such authorization might have on its business or capital expenditures requirements.

Direct Broadcast Satellite and Multipoint Distribution Systems. The FCC has authorized the provision of video and aural programming directly to home subscribers through direct broadcast satellites ("DBS") and multipoint distribution (Wireless Cable) systems. Local broadcast stations are not carried on DBS systems. Proposals recently advanced in Congress include a prohibition on restrictions that inhibit a viewer's ability to receive video programming through DBS services. There is also ongoing litigation between some of the DBS operators and some of the major networks, including some local broadcast stations. The networks and local broadcast stations are attempting to restrict the DBS operators from carrying out-of-market affiliated stations on the DBS systems. The Company is unable to predict the impact of these new services upon its business, operations, financial performance or future prospects.

In September 1992, the FCC imposed certain restrictions on local joint ventures that involve "time brokerage," or joint programming of radio stations. The FCC is now conducting a rulemaking proceeding to consider changes to the multiple ownership rules that could (i) permit the common ownership of AM, FM and/or television stations in same geographic market; (ii) under certain limited circumstances permit common ownership of television stations with overlapping service areas; (iii) restrict television time brokerage agreements; and (iv) alter the ownership attribution rules. In addition, in 1996, the FCC adopted rules, implementing the Children's Television Act of 1990, increasing the obligation of television stations to present programming specifically directed to the "educational and informational" needs of children. In 1996, the FCC also adopted more restrictive standards for the exposure of the public and workers to potentially harmful radio frequency radiation emitted by broadcast station transmitting facilities. Other matters which could affect the Company's broadcast properties include technological innovations affecting the mass communications industry, such as the Internet.

There are additional FCC regulations and policies, and regulations and policies of other federal agencies affecting the business and operations of broadcast stations. The Company cannot predict the resolution of the rulemaking and proposed legislation discussed above, although their outcome could over a period of time affect, either adversely or favorably, the revenues of the broadcasting industry, including those of the Company.

Proposed Changes. The Congress and the FCC have under consideration, or may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly: (i) affect the operation, ownership and profitability of the Company and its broadcast stations; (ii) result in the loss of audience share and advertising revenues of the Company's television broadcast stations; and (iii) affect the ability of the Company to acquire additional broadcast stations or finance such acquisitions. Such matters include, for example, proposals to impose spectrum use or other governmentally-imposed fees upon licensees; proposals to alter the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in broadcasting; proposals to increase the benchmarks or thresholds for attributing ownership interest in broadcast media; proposals to change rules or policies relating to political broadcasting; technical and frequency allocation matters, including those relative to the implementation of ATV; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on broadcast stations; and proposals to limit the tax deductibility of advertising expenses by advertisers.

The Company cannot predict the ultimate effects any of the above proposed changes and any other matters which might be considered in the future, nor can it predict what impact, if any, the implementation of any of these proposals or changes might have on its business, operations, financial performance or future prospects.

ITEM 2.  PROPERTIES.


                                            OWNED/             APPROX.                  EXPIRATION
OPERATION, LOCATION                         LEASED             SIZE                     DATE
-------------------                         ------             --------                 ----------
Corporate Headquarters, Lutz, FL
--------------------------------
Office Building                             Leased              2,000 sq. Ft.            2/1/99

WQRF-TV, Rockford IL
--------------------
Office/Studio Building                      Leased             12,500 sq. ft.            7/1/98
Transmitter Building                        Owned               1,000 sq. ft.            n/a
Tower/Transmitter Land                      Leased                  2 Acres              none

KAYD-AM/FM, Beaumont, TX
------------------------
Office/Studio Building                      Owned               4,000 sq. ft.            n/a
Office/Studio Land                          Owned                   6 acres              n/a

KQXY-FM/KQHN-AM, Nederland, TX
------------------------------
Office/Studio Building                      Leased              3,200 sq. ft.            3/15/99
Tower/ FM Transmitter Land                  Leased                 20 acres              1/1/03
Tower/AM Transmitter Land                   Leased                 10 acres              2/1/99

KDEB-TV, Springfield, MO
------------------------
Office/Studio Building                      Leased              8,000 sq. ft.            8/31/00
Office/Studio Land                          Leased                  2 acres              8/31/00
Transmitter Building                        Owned               2,000 sq. ft.            n/a
Tower/Transmitter Land                      Owned                 114 acres              n/a
Translator Building                         Owned                  15 sq. ft.            n/a
Translator Land                             Owned                 250 sq. ft.            n/a

WTVW-TV, Evansville, IN
-----------------------
Office/Studio Building                      Owned              14,000 sq. ft.            n/a
Office/Studio Land                          Owned              71,000 sq. ft.            n/a
Transmitter Buildings                       Owned               2,900 sq. ft.            n/a
Tower/Transmitter Land                      Owned                  19 acres              n/a
Owensboro Offices                           Leased                450 sq. ft             12/31/99

KARD-TV, Monroe, LA
-------------------
Office/Studio Building                      Leased              9,000 sq. ft.            7/31/97
Transmitter Building                        Owned               2,000 sq. ft             n/a
Tower/Transmitter Land                      Leased                  2 acres              9/30/35

KLBK-TV, Lubbock, TX
--------------------
Office/Studio/Tower/Transmitter Building    Owned              27,000 sq. ft.            n/a
Office/Studio/Tower/Transmitter Land        Owned                   9 acres              n/a



ITEM 3.  LEGAL PROCEEDINGS.

On July 31, 1996, the holder (the "Plaintiff") of 1,000 shares (100%) of the Class A Preferred Stock of Petracom Broadcasting of Rockford, Inc. ("Petracom-Rockford), filed a lawsuit in the 13th Judicial Circuit Court for Hillsborough County, Florida against Petracom-Rockford. Petracom-Rockford (formerly known as Petracom, Inc.) is a wholly-owned subsidiary of Petracom and a Florida corporation. The Plaintiff claims that he is entitled to redemption of his preferred stock of Petracom-Rockford. On March 17, 1997, the court granted partial summary judgment to the Plaintiff as to the issue of liability, but did not decide the amount of damages. The Company believes the amount of any liability to be immaterial. Additionally, any payment would not effect earnings because such payment would be accounted for as an equity transaction for the repurchase of outstanding stock. As of the date of this 10-K Annual Report, the Company and the Plaintiff are in settlement discussions. However, if such discussions do not result in a satisfactory settlement, Petracom will appeal the partial summary judgement decision and continue to vigorously defend this lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                                     None

                                   PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.
                                     None

ITEM 6.  SELECTED FINANCIAL DATA

The following table and information set forth selected financial information for Petracom for the years 1992 through 1996. The Company completed an acquisition in 1994 and an acquisition and restructuring in 1995 that are reflected in the consolidated selected financial data. In March 1994, Petracom purchased KQHN-AM and KQXY-FM in Beaumont. The Company had operated these stations for the prior 17 months pursuant to a Time Brokerage Agreement. On August 1, 1995, the Company completed the acquisition of the following four television stations: KDEB-TV in Springfield, Missouri; WTVW-TV in Evansville, Indiana; KARD-TV in Monroe, Louisiana; and KLBK-TV in Lubbock, Texas. In connection with the acquisition, on August 1, 1995 Petracom issued the following securities: (i) 240,000 shares of its Class A Voting Common Stock in exchange for all of the outstanding common stock of Petracom, Inc., (ii) $41,354,000 aggregate principal amount of Senior Discount Notes and warrants to purchase up to 100,000 shares of the Company's Class C Non-Voting Common Stock, (iii) a Junior Subordinated Note in the principal amount of $13,500,000, and (iv) 60,000 shares of the Company's Class B Non-Voting Common Stock for $1,500,000 and entered into a $55,000,000 Term and Revolving Credit Facility. The proceeds were used to acquire the four television stations, repay existing debt, repurchase outstanding preferred stock interests, provide additional working capital and to pay all fees and expenses related to the transactions.

The selected financial data should be read in conjunction with Petracom's Consolidated Financial Statements and notes thereto included elsewhere in this report. The selected financial data is derived from the Company's Audited Financial Statements. Operating cash flow reported below is defined as income from operations, excluding trade and barter, plus depreciation and amortization of intangibles and programming rights less payments for programming rights. Although operating cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles (GAAP), the Company believes that operating cash flow is useful to investors to measure the Company's ability to service debt and as a industry measure of the Company's performance.


                                                      Year Ended December 31,
                                          (Dollars in thousands, except per share amounts)

                             1992            1993              1994               1995             1996
                             ----            ----              ----               ----             ----
Net revenues               $ 5,111          $ 6,131           $ 7,031           $ 17,103         $ 29,982

Net income (loss)             (295)            (270)              664             (4,413)         (10,593)

Net income (loss)
per common share                (6)             (5)                13                (18)             (44)

Total Assets                 3,817            3,688             4,848             92,096           85,491

Long term obligations
and mandatorily
redeemable securities        3,940            3,645             3,606             92,226          101,123

Operating Cash Flow            696              752             1,671              5,056            9,949


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995

Net revenues, including trade and barter revenues, increased to $29,982,000 for the year ended December 31, 1996 from $17,103,000 for the year ended December 31, 1995. Total operating expenses, including expenses related to engineering, news, production, programming, selling, general and administrative expenses, amortization of programming rights, trade and barter expenses and depreciation and amortization of intangibles, increased to $27,111,000 for the year ended December 31, 1996 from $15,461,000 for the year ended December 31, 1995. The increases in net revenues and operating expenses resulted primarily from the operations of WTVW-TV, KDEB-TV, KLBK-TV and KARD-TV which were acquired by the Company on August 1, 1995. The acquired television stations generated $20,712,000 in net revenues and $19,686,000 in operating expenses for the year ended December 31, 1996. Inclusion of the acquired stations' operations for the full year of 1996 resulted in significant revenue increases when compared to 1995, which includes the acquired station's results for only five months. All stations, except WTVW-TV showed year-to-year revenue growth. The decrease in advertising revenues of 18% on a year-to-year basis at WTVW-TV resulted from the affiliation switch from ABC to FOX on December 4, 1995. Subsequent ratings books from Nielsen reported decreases in audience ratings for time periods programmed by the network. Since audience ratings are used to set advertising rates and to attract advertising expenditures, the station's advertising revenues decreased accordingly. Petracom expects the negative effect on revenues of the affiliation switch to continue through the second quarter of 1997. The Company did not anticipate such a large revenue decrease resulting from the affiliation switch to FOX at WTVW-TV.

However, since the station did not achieve the net revenue guaranty amount as described in its agreement with FOX, the station received its $750,000 payment from FOX in 1996. Petracom also expects to receive a $750,000 payment from FOX in 1997. The Company believes it is unlikely that it will need to repay any of these amounts to FOX in future years. Petracom is unable to predict when, and if at all, WTVW-TV's ratings and revenues will return to the levels achieved while the station was an ABC affiliate.

Interest expense increased to $13,187,000 for the year ended December 31, 1996 from $5,532,000 for the year ended December 31, 1995. This increase resulted primarily from interest expense on the debt incurred on August 1, 1995 to acquire the four television stations, repay existing debt, repurchase outstanding preferred stock interests, provide additional working capital and to pay all fees and expenses related to the transaction.

The Company incured a net loss of $10,593,000 for the year months ended December 31, 1996 compared to a net loss of $4,413,000 for the year ended December 31, 1995. The increase in the loss resulted primarily from the items discussed above.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994

Net revenues, including trade and barter revenues, increased to $17,103,000 for the year ended December 31, 1995 from $7,031,000 for the year ended December 31, 1994. Total operating expenses, including expenses related to engineering, news, production, programming, selling, general and administrative expenses, amortization of programming rights, trade and barter expenses and depreciation and amortization of intangibles, increased to $15,461,000 for the year ended December 31, 1995 from $6,082,000 for the year ended December 31, 1994. The increases in net revenues and operating expenses resulted primarily from the operations of WTVW-TV, KDEB-TV, KLBK-TV and KARD-TV which were acquired by the Company on August 1, 1995. The acquired television stations generated $9,145,000 in net revenues and $8,355,000 in operating expenses for the the period August 1, 1995 to December 31, 1995.

Interest expense increased to $5,532,000 for the year ended December 31, 1995 from $417,000 for the year ended December 31, 1994. This increase resulted primarily from interest expense on the debt incurred on August 1, 1995 to acquire the four television stations, repay existing debt, repurchase outstanding preferred stock interests, provide additional working capital and to pay all fees and expenses related to the transaction.

The Company incurred a net loss of $4,413,000 for the year ended December 31, 1995 compared to net income of $664,000 for the year ended December 31, 1994. The change from net income to a net loss resulted primarily from depreciation and amortization related to the stations acquired on August 1, 1995 and interest expense from the related financing.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital have been cash flow from operations and the proceeds of borrowings incurred in connection with acquisitions described above. Operating cash flow increased to $9,949,000 for the year ended December 31, 1996 from $5,056,000 for the year ended December 31, 1995. The increase resulted primarily from the operations of the acquired television stations. Operating cash flow for this purpose is defined as income from operations, excluding trade and barter, plus depreciation and amortization of intangibles and programming rights less payments for programming rights. Although operating cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles (GAAP), the Company believes that operating cash flow is useful to investors to measure the Company's ability to service debt and as a measure of the Company's performance under the various covenants of its borrowings.

The switch from ABC to FOX at WTVW-TV, Evansville, Indiana has created uncertainty regarding future operating cash flow. Petracom has decreased its original estimates of future cash flows, due to the decrease in revenues at WTVW-TV, as previously discussed. As a result of the affiliation change, improvements in operating cash flow at WTVW-TV will take longer than initially expected. The Company expects the continued growth of operating cash flow at the other television stations and the radio stations.

As of December 31, 1996, Petracom had $44,671,000 in outstanding indebtedness under its $50,000,000 term bank credit facility and $5,000,000 in outstanding indebtedness under its $5,000,000 revolving bank credit facility, collectively, (the "Bank Credit Facility"). Effective December 31, 1996, the Company amended the Bank Credit Facility. The amendment primarily defers scheduled loan payments, adjusts certain covenant provisions and increases the effective interest on outstanding indebtedness. The Company believed it was necessary to amend the Bank Credit Facility as a result of disappointing results of operations at WTVW-TV, as described above. Petracom is in compliance with the revised covenants, but would have been in default of certain financial covenants without the amendment.

During the year ended December 31, 1996, the Company made interest payments of $4,974,000 under its Bank Credit Facility. Scheduled principal payments of $5,329,000 were made under the term bank credit facility for the year ended December 31, 1996. Principal payments under the Bank Credit Facility are scheduled to resume on September 30, 1997 and continue quarterly with final payment due September 30, 2002.

As of December 31, 1996, Petracom had $31,727,000 in outstanding indebtedness under its 17.5% Senior Discount Notes with warrants. The amount due under the Senior Discount Notes includes $6,728,000 of accrued interest at December 31, 1996. No interest or principal payments were required under the Senior Discount Notes for the year ended December 31, 1996. Cash interest payments on the Senior Discount Notes may begin after August 1,1998 and must begin after August 1, 2000, but the Company expects to issue promissory notes in lieu of cash interest payments during the period from August 1998 through August 2000. The Senior Discount Notes mature on February 1, 2003.

On March 31, 1996, the Company completed an exchange of its outstanding 17.5% Senior Discount Notes for an identical amount of publicly-tradeable 17.5% Senior Discount Notes which had been registered with the Securities and Exchange Commission pursuant to a registered Exchange Offer which became effective January 30, 1996.

As of December 31, 1996, Petracom had $17,696,000 in outstanding indebtedness under its Junior Subordinated Note. The amount due under the Junior Subordinated
Note includes $4,196,000 of accrued interest at December 31, 1996. No interest or principal payments were required under the Junior Subordinated Note for the year ended December 31, 1996. Interest on the Junior Subordinated Note will accrue and be added to the unpaid balance until maturity on August 1, 2003.

Petracom has been actively seeking alternative sources of capital to replace the Senior Discount Notes and the Junior Subordinated Note. All options continue to be evaluated and there has not been a final decision on the capital structure.

During the year ended December 31, 1996 the Company purchased $750,000 of capital equipment and made payments for broadcast program rights of $1,477,000.

ITEM 8.  FINANCIAL STATEMENTS.
                         See index on page F-1 hereof

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.
                                     None



                                   PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


                                                                                          YEARS WITH
NAME                          AGE           POSITION                                        COMPANY
---                           ---           --------                                      ----------
Henry A. Ash                  56            President, Director                                7

Gregory H. Graber             48            Vice President, Chief Operating                    7
                                            Officer

Howard R. Trickey             72            Executice Vice President of Operations             7

Joseph M. Fry                 39            Vice President, Chief Financial Officer,           1
                                            Treasurer and Assistant Secretary





ITEM 11.  EXECUTIVE COMPENSATION.


                          SUMMARY COMPENSATION TABLE


                                                                                         ANNUAL
                                                                                         ------
NAME, PRINCIPAL POSITION                                      YEAR               SALARY           BONUS
------------------------                                      ----               ------           -----
Henry A. Ash, President                                       1996              $193,638         $    -

Gregory H. Graber, Chief Operating Officer                    1996               163,273          20,000

Howard R. Trickey, Executice Vice President                   1996                44,367           8,000

Joseph M. Fry, Chief Financial Officer                        1996                96,954          15,000


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT.


PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of March 18, 1997 with respect to beneficial owners of 5% or more of the Company's Class A Voting Common Stock, on a fully-diluted basis, before and after conversion of all outstanding Class B Non-Voting Common Stock and Class C Non-Voting Common Stock into Class A Voting Common Stock:


                                                           BEFORE CONVERSION               AFTER CONVERSION1
NAME AND ADDRESS OF BENEFICIAL OWNER                      NUMBER / PERCENTAGE             NUMBER / PERCENTAGE
------------------------------------                      -------------------             -------------------

Henry A. Ash(2)
1527 N. Dale Mabry Hwy.
Suite 105
Lutz, Florida  33549                                        240,000(3) / 100%                  240,000 / 60%

Fox Television Stations, Inc.
5746 Sunset Boulevard
Los Angeles, California  90028                                  0 / 0%                      60,000(4) / 15.0%(5)

Putnam Investment Management, Inc.(6)
One Post Office Square
Boston, Massachusetts  02110                                    0 / 0%                     100,000(7) / 25.0%(8)
                                                               --------                   ------------------
         Total                                              240,000 / 100%                   400,000 / 100%


1. The Class B Non-Voting Common Stock and the Class C Non-Voting Common Stock each are convertible into Class A Voting Common Stock upon a registration by the Company of its common stock for a public offering and in connection with certain "tag" and "drag" rights granted pursuant to agreements with FOX and Putnam, respectively. In addition, the Class C Non-Voting Common Stock is convertible upon sale pursuant to Rule 144 under the Securities Act, and at any time so long as after conversion such Holder does not own more than 4.9% of the Common Stock of the Company. However, such conversions are subject to approval by the FCC. See Footnotes 5 and 8.
2. Petracom Equity Partners, L.P., a Delaware partnership, is the record owner of these shares. Henry A. Ash, as the General Partner authorized to vote the Partnership's shares, is the beneficial owner.
3.       Class A Voting Common Stock.
4.       Class B Non-Voting Common Stock.
5. Percentage may increase depending upon total number of shares issued upon exercise of the Warrants. Represents the maximum possible number of shares into which the Warrants are exercisable, on a fully-diluted basis. Pursuant to the Warrant Agreement, depending upon certain Company performance results, the minimum possible number of shares into which the Warrants are convertible is 33,333, representing 10% of the total equity of the Company. To the extent such number of Warrant shares is less than 100,000, the percentage ownership of the other stockholders will increase proportionately.
6.       Includes total investment by 17 affiliated Putnam investment funds.
7. Class C Non-Voting Common Stock. Represents the maximum number of shares into which the Warrants are exercisable. See footnote 8.
8. Percentage may increase depending upon total number of shares issued upon exercise of the Warrants. 100,000 shares (25%) is the maximum possible number of shares into which the Warrants are exercisable, on a fully-diluted basis. Pursuant to the Warrant Agreement, depending upon certain Company performance results, the minimum possible number of shares into which the Warrants are convertible is 33,333, representing 10% of the total equity of the Company. To the extent such number of Warrant shares is less than 100,000, the percentage ownership of the other stockholders will increase proportionately.

MANAGEMENT

The following table sets forth the number and percentage of shares of the equity securities of the Company beneficially owned by each director and each executive officer and by all directors and executive officers as a group, as of March 18, 1997.



                                         NUMBER OF             PERCENT OF
NAMES OF BENEFICIAL OWNER              CLASS A SHARES            CLASS
------------------------------         --------------         -----------
Henry A. Ash(1)                           240,000                100%
 1527 N. Dale Mabry Hwy.
 Suite 105
 Lutz, Florida  33549

All Directors and Executive               240,000                100%
 Officers as a Group


1. Petracom Equity Partners, L.P., a Delaware partnership, is the record owner of these shares. Henry A. Ash, as the General Partner of the Partnership, is authorized to vote the Partnership's shares and thus is the beneficial owner of the shares.

DESCRIPTION OF CAPITAL STOCK

Pursuant to its Certificate of Incorporation, the Company has authority to issue 1,000,000 shares of capital stock in three classes, as follows:

               (i) 700,000 shares of Class A Voting Common Stock, $.01 par value per share;

              (ii) 100,000 shares of Class B Non-Voting Common Stock, $.01 par value per share; and

             (iii) 200,000 shares of Class C Non-Voting Common Stock, $.01 par value per share.

The Class A Voting Common Stock shares are the only shares entitled to vote on matters on which the shareholders are entitled to vote, with one vote per share. Holders of Class B Non-Voting Common Stock and Class C Non-Voting Common Stock are not entitled to vote on any matters, other than voting as a class on amendments to Article IV of the Company' Certificate of Incorporation (Capital Structure) or any other provision of the Certificate of Incorporation which may adversely affect the rights or such stock. Each class may receive dividends as declared by the Board of Directors, and are equally entitled to assets upon liquidation or dissolution.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                                     None

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
   FORM 8-K.

FINANCIAL STATEMENTS AND SCHEDULES
See index on page F-1 hereof

REPORTS ON FORM 8-K
None

SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PETRACOM HOLDINGS, INC.


                                    By  /s/ HENRY A. ASH
                                      --------------------
                                       Henry A. Ash
                                       President
                                       Date: March 18, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 18, 1997.



         /s/ HENRY A. ASH                   President and Director (principal executive officer
         ---------------------------                 and sole director)
         Henry A. Ash


        /s/ JOSEPH M. FRY                   Vice President, Chief Financial Officer, Treasurer
        ----------------------------                 and Assistant Secretary (principal financial officer
         Joseph M. Fry                               and principal accounting officer)







     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy materials have been sent to security-holders of the company

PETRACOM HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------


Report of Independent Accountants                                                 F-2

Consolidated Balance Sheets at December 31, 1995 and 1996                         F-3

Consolidated Statements of Operations for the years ended
    December 31, 1994, 1995 and 1996                                              F-4

Consolidated Statements of Cash Flows for the years ended
    December 31, 1994, 1995 and 1996                                              F-5

Consolidated Statements of Stockholders' Deficit for the years
    ended December 31, 1994, 1995 and 1996                                        F-6

Notes to Consolidated Financial Statements                                        F-7

                      REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Petracom Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of stockholders' deficit present fairly, in all material respects, the financial position of Petracom Holdings, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reason able basis for the opinion expressed above.


/s/ Price Waterhouse LLP

Price Waterhouse LLP
Atlanta, Georgia
February 28, 1997

PETRACOM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(in 000's except share and per share amounts)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                       DECEMBER 31,
                                                                                                     1995        1996
ASSETS
Current assets
   Cash and cash equivalents                                                                       $  2,180     $  1,831
   Accounts receivable, less allowance for doubtful accounts of $537 and $602                         5,401        5,861
   Trade receivables                                                                                    375          375
   Current portion of broadcast program rights                                                        1,907        1,825
   Prepaid expenses and other current assets                                                            688          884
                                                                                                   --------     --------
           Total current assets                                                                      10,551       10,776

Property and equipment, net                                                                          13,318       12,351
Broadcast program rights                                                                              1,394        1,341
Intangible assets, net                                                                               66,833       61,023
                                                                                                   --------     --------
           Total assets                                                                            $ 92,096     $ 85,491
                                                                                                   ========     ========
LIABILITIES, MANDATORILY REDEEMABLE SECURITIES
  AND STOCKHOLDERS' DEFICIT
Current liabilities
   Current portion of broadcast program rights contracts payable                                   $  1,970     $  2,041
   Current portion of long-term debt                                                                  5,873        1,603
   Accounts payable and accrued expenses                                                              1,834        1,907
   Income taxes payable                                                                                 105            -
   Trade payables                                                                                       491          710
   Accrued interest                                                                                     735          179
                                                                                                   --------     --------
           Total current liabilities                                                                 11,008        6,440

Broadcast program rights contracts payable                                                            1,466        1,247
Long-term debt                                                                                       88,423       97,198
                                                                                                   --------     --------
           Total liabilities                                                                        100,897      104,885
                                                                                                   --------     --------
Mandatorily redeemable securities
   Class B, non-voting, common stock, $.01 par value, 100,000 shares
      authorized, 60,000 shares issued and outstanding                                                1,625        1,966
   Warrants                                                                                             712          827
                                                                                                   --------     --------
           Total mandatorily redeemable securities                                                    2,337        2,793
                                                                                                   --------     --------
Stockholders' deficit
   Class A, voting, common stock, $.01 par value, 700,000 shares authorized                               3            3
   Class C, non-voting, common stock, $.01 par value, 200,000 shares
      authorized, no shares issued and outstanding                                                        -            -
   Accumulated deficit                                                                              (11,141)     (22,190)
                                                                                                   --------     --------
           Total stockholders' deficit                                                              (11,138)     (22,187)
                                                                                                   --------     --------
Commitments and contingencies (Notes 9 and 10)                                                            -            -
           Total liabilities, mandatorily redeemable securities and                                --------     --------
             stockholders' deficit                                                                 $ 92,096     $ 85,491
                                                                                                   ========     ========

      The accompanying notes are an integral part of these consolidated financial statements.

PETRACOM HOLDINGS, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS
(IN 000'S)
------------------------------------------------------------------------------------------------------------


                                                                                   YEAR ENDED DECEMBER 31,
                                                                                1994       1995       1996
Revenues                                                                     $  6,975    $ 17,550    $ 32,224
   Less - commissions                                                          (1,021)     (2,618)     (4,728)
                                                                             --------    --------    --------
                                                                                5,954      14,932      27,496
Barter and trade revenues                                                       1,077       2,171       2,486
                                                                             --------    --------    --------
      Total net revenues                                                        7,031      17,103      29,982
                                                                             --------    --------    --------
Expenses
   Operating                                                                      325         775       1,395
   Selling, general and administrative                                          3,424       7,100      12,228
   Programming                                                                  1,652       4,416       6,379
   Depreciation and amortization                                                  681       3,170       7,109
                                                                             --------    --------    --------
                                                                                6,082      15,461      27,111
                                                                             --------    --------    --------
Income from operations                                                            949       1,642       2,871
Other income (expense)
   Interest expense                                                              (417)     (5,532)    (13,187)
   Other                                                                           30        (250)        (95)
                                                                             --------    --------    --------
Income (loss) before income taxes                                                 562      (4,140)    (10,411)

Benefit (provision) for income taxes                                              102        (273)       (182)
                                                                             --------    --------    --------
Net income (loss)                                                            $    664    $ (4,413)   $(10,593)
                                                                             ========    ========    ========

       The accompanying notes are an integral part of these consolidated financial statements.

PETRACOM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN 000'S)
------------------------------------------------------------------------------------------------------


                                                                            YEAR ENDED DECEMBER 31,
                                                                         1994        1995        1996
Cash flows from operating activities
   Net income (loss)                                                   $    664    $ (4,413)   $(10,593)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
        Depreciation                                                        601         955       1,954
        Amortization of intangible assets                                    80       2,215       5,155
        Amortization of deferred financing costs                             29         321         718
        Amortization of broadcast program rights                            293         986       1,464
        Payments for broadcast program rights                              (252)       (793)     (1,477)
        Trade revenue/expense, net                                         (102)         51         (18)
        Deferred federal income taxes                                      (236)        236           -
        Changes in assets and liabilities, net of
           the effect of acquisitions
              Accounts receivable                                          (370)       (732)       (460)
              Prepaid expenses and other current assets                     (12)       (493)       (196)
              Accounts payable and accrued expenses                        (107)      1,048          73
              Income taxes payable                                          134         (29)       (105)
              Accrued interest, including interest
              included in long-term debt                                      -       3,683       7,415
                                                                       --------    --------    --------
                Net cash provided by operating activities                   722       3,035       3,930
                                                                       --------    --------    --------

Cash flows from investing activities
   Acquisition of television stations                                         -     (84,005)          -
   Purchase of radio station assets                                        (700)          -           -
   Additions of property and equipment                                     (184)       (616)       (750)
   Additions to intangible assets                                             -           -         (63)
   Dispositions of property and equipment                                     -         306           -
                                                                       --------    --------    --------
                Net cash used for investing activities                     (884)    (84,315)       (813)
                                                                       --------    --------    --------

Cash flows from financing activities
   Proceeds from long-term debt                                             627      91,788       3,600
   Payments on long-term debt                                              (568)     (4,763)     (7,066)
   Issuance of mandatorily redeemable securities                              -       2,212           -
   Purchase of Petracom, Inc. preferred stock                                 -      (5,907)          -
                                                                       --------    --------    --------
                Net cash provided by (used for)
                    financing activities                                     59      83,330      (3,466)
                                                                       --------    --------    --------

Increase (decrease) in cash and cash equivalents                           (103)      2,050        (349)

Cash and cash equivalents, beginning of year                                233         130       2,180
                                                                       --------    --------    --------
Cash and cash equivalents, end of year                                 $    130    $  2,180    $  1,831
                                                                       ========    ========    ========
Supplemental disclosure of cash flow information
   Cash paid during the period for interest                            $    414    $  1,528    $  5,032
                                                                       ========    ========    ========

   Cash paid during the period for income taxes                        $      -    $     67    $    287
                                                                       ========    ========    ========



             The accompanying notes are an integral part of these
                      consolidated financial statements.

PETRACOM HOLDINGS, INC.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in 000's)
----------------------------------------------------------------------------------------------------------------------------------

                                           CLASS A        PREFERRED STOCK       COMMON STOCK
                                         COMMON STOCK     (PETRACOM, INC.)    (PETRACOM, INC.)
                                       ---------------     ---------------     --------------    ACCUMULATED
                                       SHARES   AMOUNT     SHARES   AMOUNT     SHARES  AMOUNT      DEFICIT          TOTAL
Balance, December 31, 1993                 -    $   -        100      $  1        50    $   5    $   (1,361)      $   (1,355)

Net income - 1994                          -        -          -         -         -        -           664              664
                                       -----    -----      -----     -----     -----    -----    ----------       ----------
Balance, December 31, 1994                 -        -        100         1        50        5          (697)            (691)

Repurchase of preferred stock
   on August 1, 1995 (Note 1)              -        -        (99)       (1)        -        -        (5,906)          (5,907)

Recapitalization on August 1, 1995
   Petracom, Inc. shares retired           -        -         (1)        -       (50)      (5)            -               (5)
                                       -----    -----      -----     -----     -----    -----    ----------       ----------
   Petracom Holdings, Inc.
      shares issued                      240        3          -         -         -        -             -                3

Dividends accrued on mandatorily
   redeemable securities                   -        -          -         -         -        -          (125)            (125)

Net loss - 1995                            -        -          -         -         -        -        (4,413)          (4,413)
                                       -----    -----      -----     -----     -----    -----    ----------       ----------
Balance, December 31, 1995               240        3          -         -         -        -       (11,141)         (11,138)
                                       -----    -----      -----     -----     -----    -----    ----------       ----------
Dividends accrued on mandatorily
  redeemable securities                    -        -          -         -         -        -          (341)            (341)

Accretion recorded on warrants             -        -          -         -         -        -          (115)            (115)

Net loss - 1996                            -        -          -         -         -        -       (10,593)         (10,593)
                                       -----    -----      -----     -----     -----    -----    ----------       ----------
Balance, December 31, 1996               240    $   3          -     $   -         -    $   -    $  (22,190)      $  (22,187)
                                       =====    =====      =====     =====     =====    =====    ==========       ==========





       The accompanying notes are an integral part of these consolidated financial statements.

PETRACOM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BACKGROUND, RECAPITALIZATION AND ACQUISITIONS

      BACKGROUND
      Petracom Holdings, Inc. and its subsidiaries own and operate five network-affiliated broadcast television stations located in Illinois, Indiana, Texas, Louisiana and Missouri and four radio stations located in Texas.

      The consolidated financial statements include the accounts of Petracom Holdings, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated.

      RECAPITALIZATION

      Effective August 1, 1995, the sole common stockholder of Petracom, Inc.exchanged all outstanding common stock of Petracom, Inc. for 100% of the outstanding shares of the Company, which totaled 240,000 shares of Class A voting common stock. The shares were subsequently contributed to Petracom Equity Partners, L.P. As a result of the exchange of shares, Petracom, Inc. became a wholly-owned subsidiary of the Company. The acquisition of Petracom, Inc. has been accounted for as a recapitalization with no change in the historical basis of assets and liabilities.

      ACQUISITIONS
      On August 1, 1995, the Company acquired substantially all the assets of four television stations for $77,200,000, plus acquisition costs of $6,805,000 and liabilities assumed of $3,064,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of these television stations have been included in the consolidated financial statements from the date of the acquisition. The acquisition was financed with a $50,000,000 term loan, a $4,000,000 revolving credit facility, $25,000,000 of Senior Discount Notes with warrants and a $13,500,000 Subordinated Note, as well as the sale of 60,000 shares of Class B non-voting common stock for $1,500,000. The Company was required to exchange publicly registered notes (the Exchange Notes) for the Senior Discount Notes. The exchange occurred on March 1, 1996.

      The purchase price was allocated as follows (in 000's):

Current assets                        $  3,629
Property and equipment                  11,896
Noncurrent broadcast program rights      2,370
Intangible and other assets             69,174
                                      --------

                                        87,069

Liabilities assumed                     (3,064)
Acquisition expenses                    (6,805)
                                      --------

                                      $ 77,200
                                      ========

PETRACOM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


      On March 15, 1994, a subsidiary of the Company purchased substantially all of the operating assets of two radio stations for $700,000. The acquired assets were recorded at their fair market value of $550,000. The Company previously operated the two radio stations under a local marketing agreement whereby the Company received substantially all of the radio station's operating revenues and paid their operating expenses. Accordingly, the acquisition did not have a significant effect on the Company's results of operations.


2.    SIGNIFICANT ACCOUNTING POLICIES

      USE OF ESTIMATES
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, the recoverability of broadcast program rights and the useful lives of intangible assets. Actual results could differ from those estimates.

      REVENUE RECOGNITION
      Advertising revenues are recognized in the period during which the spots are aired. Revenues from other sources are recognized in the period when the services are provided.

      CASH AND CASH EQUIVALENTS
      The Company has defined cash and cash equivalents as cash and investments with an original maturity when purchased of three months or less.

      CONCENTRATION OF CREDIT RISK
      A significant portion of the Company's accounts receivable are due from local and national advertising agencies. Such accounts are generally unsecured.

      BARTER AND TRADE TRANSACTIONS
      The Company barters advertising time for certain programming. These transactions are recorded at the fair value of the services involved as determined by management. At December 31, 1995 and 1996, broadcast program rights and broadcast program rights contracts payable include $838,000 and $1,021,000, respectively, for program material obtained through barter.

      The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. The related revenue is recognized when the advertisements are broadcast while expenses are recognized when the goods or services are utilized.

PETRACOM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      BROADCAST PROGRAM RIGHTS AND CONTRACTS PAYABLE
      Broadcast program rights, primarily in the form of syndicated programs and feature films, represent amounts paid or payable to program suppliers for the limited right to broadcast the suppliers' programming and are recorded when available for use. Broadcast program rights are stated at the lower of unamortized cost or net realizable value. Broadcast program rights are amortized over the lives of the underlying contracts on the greater of straight-line over the license term or on a per-play basis. Amounts expected to be amortized within one year are classified as current assets.

      Broadcast program rights contracts payable represent the gross amounts to be paid to program suppliers over the life of the contracts. The portion of broadcast program rights contracts payable within one year are classified as current liabilities.

      PROPERTY AND EQUIPMENT
      Property and equipment is recorded at cost. Depreciation is computed over the estimated useful lives of the assets which range from 5 to 31 years on a straight-line basis.

      INTANGIBLE ASSETS
      Intangible assets acquired in the purchase of the television stations have been recorded based on their fair values at the date of acquisition. Such amounts are being amortized on a straight-line basis over their estimated useful lives.

      IMPAIRMENT OF LONG-LIVED ASSETS
      Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" (FAS 121), was implemented by the Company in fiscal 1996. FAS 121 states that if the carrying value of an asset, including associated intangibles, exceeds the sum of estimated undiscounted cash flows from the operation of the asset, an impairment loss should be recognized for the difference between the asset's estimated fair value and carrying value. As the Company's previous accounting policy was consistent with the provisions of FAS 121, there was no impact as a result of the new standard.

      INCOME TAXES
      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are provided for differences in the treatment of income and expense items for financial reporting and income tax purposes. A valuation allowance is provided for deferred income taxes for which the future utilization is not assured.

      EARNINGS PER SHARE
      As a result of the recapitalization of the Company as discussed in Note 1, historical earnings per share for the years ended December 31, 1994 and 1995 is not meaningful and therefore has not been presented. Pro forma earnings per share for the year ended December 31, 1994 and 1995

PETRACOM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      is disclosed in Note 12, as well as historical earnings per share for the year ended December 31, 1996.

      RECLASSIFICATION
      Certain prior year amounts have been reclassified to conform with the current year's presentation.


3.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following (in 000's):

                                                                  DECEMBER 31,
                                                                1995        1996
         Broadcasting equipment                               $ 12,002    $ 12,996
         Land, buildings, and improvements                       3,040       3,176
         Furniture and other equipment                           1,042       1,253
         Construction in progress                                  455          21
                                                              --------    --------
                                                                16,539      17,446
         Less - accumulated depreciation                        (3,221)     (5,095)
                                                              --------    --------
                                                              $ 13,318    $ 12,351
                                                              ========    ========

4.    INTANGIBLE ASSETS

      Intangible assets consist of the following (in 000's):

                                             AMORTIZATION
                                                PERIOD             DECEMBER 31,
                                                (YEARS)        1995           1996
         FCC license                            15         $   40,079     $    40,079
         Network affiliation agreements         10             23,290          23,290
         Deferred financing costs               6 to 8          5,488           5,313
         Other                                  5                 961             704
                                                           ----------     -----------
                                                               69,818          69,386
         Less - accumulated amortization                       (2,985)         (8,363)
                                                           ----------     -----------
                                                           $   66,833     $    61,023
                                                           ==========     ===========

      The amortization of deferred financing costs is recorded as interest expense in the accompanying consolidated statements of operations.

PETRACOM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


5.    LONG-TERM DEBT

      Long-term debt consists of the following (in 000's):

                                                       DECEMBER 31,
                                                  1995             1996
           Term loan                           $    50,000     $    44,671
           Revolving credit facility                 3,000           5,000
           Exchange Notes                           26,111          31,016
           Subordinated Note                        14,625          17,696
           Other                                       560             418
                                               -----------     -----------
                                                    94,296          98,801
           Less - current maturities                (5,873)         (1,603)
                                               -----------     -----------
                                               $    88,423     $    97,198
                                               ===========     ===========

      The term loan accrues interest at the LIBOR rate plus a variable margin (8.19% at December 31, 1996). Quarterly principal payments are due in varying amounts ranging from $500,000 to $4,724,000, with the balance due September 30, 2002. Interest payments are due quarterly or upon expiration of each LIBOR contract, if earlier.

      The revolving credit facility accrues interest at the same rate and payment terms as the term loan. The $5,000,000 revolving credit facility availability will be reduced by $2,500,000 on June 30, 2002 and $2,500,000 on September 30, 2002. The Company pays commitment fees of 0.5% per annum on the average unborrowed portion of the total amount available for borrowing.

      The term loan and revolving credit facility are collateralized by substantially all of the Company's assets.

      In 1995, the Company entered into interest rate agreements with a notional principal amount of $28,500,000 related to the term loan and revolving credit facility which established LIBOR interest rate caps and floors. The Company purchased three interest rate agreements with caps at 8.00% and with floors at 4.99% to 5.48%. The agreements expire from August to September 1998. A payment of approximately $7,000 was paid in 1996 as the market rate went below the floor.

      The Exchange Notes accrue interest at 17.5% per annum. Interest will accrete on the unpaid balance through August 1, 1998 and will be payable in cash thereafter, unless such payment of cash interest would not be allowed under the term loan and revolving credit facility agreements, in which case such interest may be paid in kind by issuing additional notes. The note balance as of December 31, 1995 and 1996 includes interest of $1,823,000 and $6,728,000, respectively.

PETRACOM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


      The Subordinated Note accrues interest at 20% per annum. Interest will accrue and be added to the unpaid balance until maturity on August 1, 2003. The note balance as of December 31, 1995 and 1996 includes interest of $1,125,000 and $4,196,000, respectively.

      These agreements contain various restrictive covenants including the maintenance of certain financial ratios and restrictions on the incurrence of additional debt, making dividend payments, sales of stock or assets and certain other transactions. The term loan and revolving credit facility agreements were amended effective December 31, 1996 to revise certain of its financial covenants, payment terms, and variable margin on the interest rate. If such amendment had not occurred, the Company would have been in default under certain of the financial covenants. The Company is in compliance with these debt covenants, as amended.

      At December 31, 1996, aggregate principal maturities of long-term debt are as follows (in 000's):


                     YEAR ENDING
                     DECEMBER 31,
                         1997         $     1,603
                         1998               4,080
                         1999               6,088
                         2000               8,097
                         2001              11,049
                      Thereafter           67,884
                                      -----------
                                      $    98,801
                                      ===========



6.    MANDATORILY REDEEMABLE SECURITIES

      The Class B common stock is subject to a put option which results in the accretion of a minimum 20% return. The stockholder may require the Company to repurchase the Class B common stock upon retirement of the Subordinated Note. The Class B common stock can be converted into Class A common stock upon the occurrence of certain events defined in the Subordinated Note agreement.

      The Exchange Notes were issued with detachable warrants to purchase shares of the Company's Class C non-voting common stock. The number of warrants granted will depend on the future cash flows of the Company with the minimum and maximum number of warrants being granted ranging from 33,000 to 100,000, respectively. There were 100,000 warrants issued and outstanding as of December 31, 1995 and 1996. The number of warrants issued can be reduced in future periods if the Company meets certain operating results as defined in the agreement. The warrants are exercisable at $0.01 per share commencing August 1, 1998 or at an earlier date

PETRACOM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


      depending on certain transactions occurring as defined in the agreement. These transactions include an initial public offering, a merger, sale or change in control of the Company and certain other transactions. The warrants may be redeemed for cash at their fair market value at the option of the warrant holder after February 1, 2003 or at an earlier date depending on certain transactions occurring as defined in the agreement. The warrants expire on August 1, 2005.


7.    INCOME TAXES

      The income tax benefit (expense) consists of the following (in 000's):

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                               1994     1995     1996
             Current
               Federal                        $(134)   $(197)   $    -
               State                              -      (13)    (182)
             Deferred                           236      (63)        -
                                              -----    -----    ------
                                              $ 102    $(273)   $ (182)
                                              =====    =====    ======

      The provision for income tax (benefit) expense differs from the U.S. federal statutory tax rate as a result of the following differences (in 000's):

                                                                             YEAR ENDED
                                                                             DECEMBER 31,
                                                                     1994       1995       1996
U.S. federal statutory tax rate, applied to
   income (loss) before income taxes, of 34%                      $   191    $(1,408)   $(3,540)
Increase (decrease) in taxes resulting from:
   Utilization of net operating loss carryforwards                   (191)      (102)         -
   Increase (decrease) in valuation allowance                        (102)     1,357      2,600
   Nondeductible interest expense                                       -        351        949
   State taxes, net                                                     -          -        120
   Other permanent differences                                          -         75         53
                                                                  -------    -------    -------
                                                                  $  (102)   $   273    $   182
                                                                  =======    =======    =======

PETRACOM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      The deferred tax assets (liabilities) were comprised of the following (in 000's):


                                                                     DECEMBER 31,
                                                                   1995       1996
Assets
    Accrued interest                                             $   653    $ 2,456
    Net operating loss carryforwards                                 322      1,454
    Amortization of intangible assets                                272        742
    Alternative minimum tax credit carryforwards                      64         64
    Bad debt provision                                                70         94
                                                                 -------    -------
                                                                   1,381      4,810
Liabilities
    Depreciation of property, plant and equipment                   (119)      (948)
                                                                 -------    -------
                                                                   1,262      3,862
Less:  valuation allowance                                        (1,262)    (3,862)
                                                                 -------    -------
                                                                 $     -    $     -
                                                                 =======    =======

      The valuation allowance increased due to the uncertain future realization of the temporary differences at December 31, 1995 and 1996.


8.    EMPLOYEE BENEFIT PLANS

      STOCK OPTION PLAN
      Officers and certain other key employees of the Company are eligible to participate in the 1996 Option Plan (the Plan) of Petracom Equity Partners, L.P. (the Partnership), the owner of the 240,000 outstanding shares of Class A common stock. Pursuant to the Plan, participants may receive rewards of nonqualified options to purchase Class C Limited Partnership interests in the Partnership. No options have been awarded under the Plan. Under the terms of the Plan, the option price will be equal to the fair value of the stock at the date of the grant.

      PENSION PLAN
      The Company sponsors a defined contribution 401(k) retirement plan covering substantially all of its employees. Contributions to the 401(k) retirement plan are determined annually by the Company and totaled $29,000, $36,000 and $80,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

PETRACOM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

9.    PREFERRED STOCK (PETRACOM, INC.)

      On August 1, 1995, all of the outstanding 50,000 shares of the Class B preferred stock and 49,000 shares of the Class A preferred stock of Petracom, Inc. were repurchased for $5,907,000. The remaining 1,000 shares of Class A preferred stock in a subsidiary of the Company, after the recapitalization of the Company on August 1, 1995, are held by one stockholder.

      The remaining stockholder (plaintiff) filed a lawsuit in the State of Florida seeking redemption of the 1,000 shares. The plaintiff has been awarded a summary judgment subsequent to December 31, 1996. Upon final resolution, the Company will account for the payment as an equity transaction for repurchase of outstanding stock. Management believes the resolution of the lawsuit will not have a material adverse impact on the financial condition of the Company.


10.   COMMITMENTS AND CONTINGENCIES

      BROADCAST PROGRAM RIGHTS
      At December 31, 1996, the Company has executed contracts for broadcast program rights totaling approximately $2,372,000 for which the broadcast period has not yet begun. Accordingly, the asset and related liability are not recorded at December 31, 1996.

      LEASES
      The Company has operating lease agreements for broadcast studios, office space and tower sites. Rent expense for the years ended December 31, 1994, 1995, and 1996 totaled $66,000, $125,000 and $220,000, respectively.
      Minimum required annual payments under noncancelable operating leases are approximately as follows (in 000's):


                YEAR ENDING
                DECEMBER 31,
                   1997                                        $    165
                   1998                                             103
                   1999                                              61
                   2000                                              39
                   2001                                               8
                   Thereafter                                       297
                                                               --------

                                                               $    673
                                                               ========

      FOX GUARANTEE
      Fox Television Stations, Inc. (FOX) has given the Company certain guarantees pertaining to the net revenues of one of the Company's television stations after it became a FOX affiliate on

PETRACOM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      December 4, 1995. FOX will pay the Company a total of $1,500,000 for the first two years after the station's switch to FOX affiliation, subject to reduction in such payments by which the station's net revenues exceed certain amounts each year as defined in the agreement. However, the Company must repay these amounts to FOX if net revenues exceed certain established thresholds in the subsequent three year period. The Company recognized $812,500 related to this agreement in the year ended December 31, 1996. No contingent liability has been recorded as management believes that these guarantees will not be paid back to FOX, based on the Company's revenue projections.

      ADVERTISING EXPENSE
      Advertising expense for the years ended December 31, 1994, 1995 and 1996 totaled $301,000, $409,000 and $464,000, respectively.


11.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, accounts receivable, broadcast program rights, accounts payable and accrued expenses approximate fair value due to the short maturity of those instruments. The Company believes the December 31, 1995 and 1996 value of the Exchange Notes, the Subordinated Note and the mandatorily redeemable securities approximate fair value as there has been no significant fluctuation in market interest rates since the recapitalization of the Company during fiscal 1995. The fair value of cash program rights contracts payable approximates $2,300,000 and $2,000,000 at December 31, 1995 and 1996,
      respectively, based on the Company's incremental borrowing rate.


12.   EARNINGS PER SHARE

      The following table reflects the primary earnings per share for the year ended December 31, 1996. Additionally, the table reflects the unaudited pro forma combined results of operations of the Company assuming that the August 1, 1995 acquisition of the television stations occurred at the beginning of 1994 and 1995 (in 000's except per share information):

                                                       YEAR ENDED DECEMBER 31,
                                                1994            1995             1996
                                             (UNAUDITED)     (UNAUDITED)
          Net revenue                     $      26,667    $      29,244    $      29,982
          Net loss                               (9,795)         (11,187)         (10,593)
          Loss per share applicable to
            common shareholders                  (33.65)          (38.29)          (44.14)



PETRACOM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      The pro forma information does not purport to be indicative of the results which would have been obtained had the acquisition occurred on the dates indicated or to project those that will be realized in the future.

                                EXHIBIT INDEX

Exhibit Number                  Description
--------------                  -----------
     27                         Financial Data Schedule (for SEC use only)