Form 10-Q
period 1997-03-31
PETRACOM HOLDINGS INC
filed 1997-05-12
CIK 1002924

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     MARCH 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                        to
     ------------------   --------------------

                        Commission file number  33-98756
                                                --------

                           PETRACOM HOLDINGS, INC.
                           -----------------------
            (Exact name of registrant as specified in its charter)

DELAWARE                                        59-3324165
--------                                        ----------
(State or other jurisdiction of                 (I.R.S. employer identification
incorporation or organization)                  no.)


1527 N DALE MABRY HWY, SUITE 105, LUTZ, FL      33549
------------------------------------------      ----------
(Address of principal executive offices)        (Zip code)


                                (813) 948-2554
                                --------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                Yes   X       No
                                                             -----        -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.           Yes        No        Not applicable
                                    -----     -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

240,000 shares of Class A Voting Common Stock, par value $.01 per share, and 60,000 shares of Class B Non-Voting Common Stock, par value $.01 per share, were outstanding at May 8, 1997.

                            PETRACOM HOLDINGS, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                 MARCH 31, 1997

                                                                   Page
                                                                   Number
                                                                   ------
PART I. - FINANCIAL INFORMATION

     Item 1.  Financial Statements (unaudited)

     Consolidated Balance Sheets at March 31, 1997
     and December 31, 1996                                           3

     Consolidated Statements of Operations for the
     three months ended March 31, 1997 and 1996                      4

     Consolidated Statements of Cash Flows for the
     three months ended March 31, 1997 and 1996                      5

     Notes to Consolidated Financial Statements                    6-7

     Item. 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations       8-9


PART II. - OTHER INFORMATION

     Signatures                                                     10

PETRACOM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS  (in 000's)
--------------------------------------------------------------------------------

                                                                              (Unaudited)
                                                               DECEMBER 31,     MARCH 31
                                                                   1996           1997
ASSETS
Current assets
 Cash and cash equivalents                                       $  1,831      $  1,198
 Accounts receivable, less allowances of $602 and $584              5,861         4,789
 Trade receivables                                                    375           500
 Current portion of broadcast program rights                        1,825         1,694
 Prepaid expenses and other current assets                            884         1,063
                                                                 --------      --------
       Total current assets                                        10,776         9,244

Property and equipment, net                                        12,351        12,050
Broadcast program rights                                            1,341         1,294
Intangible assets, net                                             61,023        59,555
                                                                 --------      --------
       Total assets                                              $ 85,491      $ 82,143
                                                                 ========      ========

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES
 AND STOCKHOLDERS' DEFICIT
Current liabilities
 Accounts payable and accrued expenses                           $  1,907      $  1,720
 Income taxes payable                                                   -            40
 Trade payables                                                       710           829
 Accrued interest                                                     179            45
 Current portion of broadcast program rights contracts payable      2,041         1,885
 Current portion of long-term debt                                  1,603         2,567
                                                                 --------      --------
       Total current liabilities                                    6,440         7,086

Broadcast program rights contracts payable                          1,247         1,193
Long-term debt                                                     97,198        96,956
                                                                 --------      --------
       Total liabilities                                          104,885       105,235
                                                                 --------      --------
Mandatorily redeemable securities
 Class B, non-voting, common stock                                  1,966         2,063
 Warrants                                                             827           827
                                                                 --------      --------
       Total mandatorily redeemable securities                      2,793         2,890
                                                                 --------      --------
Stockholders' deficit
 Class A, voting, common stock                                          3             3
 Accumulated deficit                                              (22,190)      (25,985)
                                                                 --------      --------
       Total stockholders' deficit                                (22,187)      (25,982)
                                                                 --------      --------

       Total liabilities, mandatorily redeemable securities and
         stockholders' deficit                                   $ 85,491      $ 82,143
                                                                 ========      ========


 The accompanying notes are an integral part of these consolidated financial statements.

PETRACOM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)  (in 000's)
-------------------------------------------------------------------------------


                                                          QUARTER ENDED MARCH 31,
                                                            1996          1997
   Revenues                                               $  7,334     $  6,939
     Less - agency and national rep commissions             (1,088)      (1,005)
                                                          --------      -------
                                                             6,246        5,934
     Barter and trade revenues                                 592          501
                                                          --------      -------
       Total net revenues                                    6,838        6,435
                                                          --------      -------
   Expenses
     Operating                                                 339          384
     Selling, general and administrative                     2,899        2,923
     Programming                                             1,636        1,525
     Depreciation and amortization                           1,703        1,763
                                                          --------      -------
                                                             6,577        6,595
                                                          --------      -------
   Income (loss) from operations                               261         (160)

   Other income (expense)
     Interest expense                                       (3,186)      (3,455)
     Other income (expense)                                      6          (43)
                                                          --------      -------

   Loss before income taxes                                 (2,919)      (3,658)
   Provision for income taxes                                    -           40
                                                          --------      -------
   Net loss                                               $ (2,919)     $(3,698)
                                                          ========      =======

   Net loss per Class A Common Voting Shares outstanding  $    (12)     $   (15)



 The accompanying notes are an integral part of these consolidated financial statements.

PETRACOM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)  (in 000's)
-------------------------------------------------------------------------------

                                                        QUARTER ENDED MARCH 31,
                                                         1996            1997
Cash flows from operating activities
 Net loss                                               $(2,919)       $(3,698)
 Adjustments to reconcile net loss to
   net cash provided by operating activities
     Depreciation                                           431            473
     Amortization of intangible assets                    1,272          1,288
     Amortization of deferred financing costs
      included in interest                                  185            180
     Amortization of broadcast program rights               364            326
     Payments for broadcast program rights                 (350)          (358)
     Net trade position                                      92            (18)
     Changes in assets and liabilities, net of
     the effect of acquisitions:
        Accounts receivable                                 663          1,072
        Prepaid expenses and other current assets           (80)          (179)
        Accounts payable and accrued expenses              (294)          (187)
        Income taxes payable                               (105)            40
        Accrued interest, including interest
          included in long-term debt                      1,467          2,106
                                                        -------        -------
          Net cash provided by operating activities         726          1,045
                                                        -------        -------
Cash flows from investing activities
     Additions of property and equipment                    (47)          (160)
     Additions of intangible assets                         (65)             -
                                                        -------        -------
          Net cash used for investing activities           (112)          (160)
                                                        -------        -------
Cash flows from financing activities
     Payments on long-term debt and capital leases          (35)        (1,518)
                                                        -------        -------
          Net cash used for financing activities            (35)        (1,518)
                                                        -------        -------
Increase (decrease) in cash and cash equivalents            579           (633)
                                                        -------        -------
Cash and cash equivalents, beginning of period            2,180          1,831
                                                        -------        -------
Cash and cash equivalents, end of period                $ 2,759        $ 1,198
                                                        =======        =======
Supplemental disclosure of cash flow information
  Cash paid during the period for interest              $ 1,534        $ 1,176
                                                        =======        =======


 The accompanying notes are an integral part of these consolidated financial statements.

PETRACOM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


1. BASIS OF PRESENTATION

Petracom Holdings, Inc., a Delaware corporation ( "Petracom" or the "Company"), is a holding company that through its subsidiaries owns and operates five television stations and four radio stations. The Company's predecessor, Petracom, Inc., was formed in January 1990 for the purpose of acquiring and operating television and radio broadcast properties. The Company has owned and operated WQRF-TV in Rockford, Illinois and KAYD-AM/KAYD-FM in Beaumont, Texas since 1990 and KQHN-AM/KQXY-FM in Beaumont, Texas since 1994. On August 1, 1995, the Company acquired KDEB-TV in Springfield, Missouri, WTVW-TV in Evansville, Indiana, KARD-TV in Monroe, Louisiana, and KLBK-TV in Lubbock, Texas.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified for comparative purposes.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2. CASH AND CASH EQUIVALENTS

The Company has defined cash and cash equivalents as cash and investments with a maturity when purchased of three months or less.

3. BARTER AND TRADE TRANSACTIONS

The Company barters advertising time for certain programming and for various goods and services. These transactions are recorded at the fair value of the services involved as determined by management. The related revenue is recognized when the advertisements are broadcast while expenses are recognized when the goods or services are utilized.

4. BROADCAST PROGRAM RIGHTS AND CONTRACTS PAYABLE

Broadcast program rights, primarily in the form of syndicated programs and feature films, represent amounts paid or payable to program suppliers for the limited right to broadcast the suppliers' programming and are recorded when available for use. Broadcast program rights are stated at the lower of unamortized cost or net realizable value. Broadcast program rights are amortized over the lives of the underlying contracts on the greater of straight-line over the license

PETRACOM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

term or on a per-play basis. Amounts expected to be amortized within one year are classified as current assets. Broadcast program rights contracts payable represent the gross amounts to be paid to program suppliers over the life of the contracts. The portion of broadcast program rights contracts payable within one year are classified as current liabilities.

5. PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is computed over the estimated useful lives of the assets which range from 5 to 31 years on a straight-line basis. Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewals and betterment are capitalized.

6. INTANGIBLE ASSETS

Intangible assets have been recorded based on their fair values at the date of acquisition. Such amounts are being amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years. The Company annually evaluates whether there has been a permanent impairment in the value of recorded intangible assets.

7. INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are provided for differences in the treatment of income and expense items for financial reporting and income tax purposes. A valuation allowance is provided for deferred income taxes for which the future utilization is not assured.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments approximate their fair value.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net revenues, including trade and barter revenues decreased to $6,435,000 for the three months ended March 31, 1997 from $6,838,000 for the three months ended March 31, 1996, a decrease of $403,000 and 6%. The decrease resulted primarily from reduced revenues at WTVW-TV and a soft market for national revenues in the Company's television and radio markets. The decrease in advertising revenues at WTVW-TV resulted from the affiliation switch from ABC to FOX on December 4, 1995. Subsequent ratings books from Nielsen reported decreases in audience ratings for time periods programmed by the network. Since audience ratings are used to set advertising rates and to attract advertising expenditures, the station's advertising revenues decreased accordingly. Petracom expects the negative effect on revenues of the affiliation switch to continue at least through the second quarter of 1997. Net revenues for the three months ended March 31, 1997 include $188,000 relating to the FOX Revenue Guaranty Agreement. No amounts were recorded under the agreement for the three months ended March 31, 1996 because it was not likely at the time that any payment would have been required. Total operating expenses including engineering, news, production, programming operations, selling, general and administrative expenses, amortization of programming rights, trade and barter expenses and depreciation and amortization of intangibles increased to $6,590,000 for the three months ended March 31, 1997 from $6,577,000 for the three months ended March 31, 1996, an increase of $13,000 and less than 1%.
The slight increase resulted primarily from an increases in cash operating expenses which was offset by a decrease in trade and barter expenses. Interest expense increased to $3,455,000 for the three months March 31, 1997 from $3,186,000 for the three months ended March 31, 1996, an increase of $269,000 and 8%. The increase resulted primarily from the effects of compounding on the Senior Discount Notes and the Junior Subordinated Note. There was a net loss of $3,698,000 for the three months ended March 31, 1997 compared to a net loss of $2,919,000 for the three months ended March 31, 1996. The increase in the net loss resulted primarily from the reasons discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of capital is cash flow from operations. Operating cash flow (as defined below) decreased to $1,487,000 for the three months ended March 31, 1997 from $2,084,000 for the three months ended March 31, 1996. The decrease resulted primarily from the changes in revenues and expenses as discussed above. Operating cash flow for this purpose is defined as income from operations, excluding trade and barter, plus depreciation and amortization of intangibles and programming rights less payments for programming rights. Although operating cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles (GAAP), the Company believes that operating cash flow is useful to investors to measure the Company's ability to service debt and as a measure of the Company's performance under the various covenants of its borrowings.

As of March 1, 1997, the Company had $48,171,000 outstanding under a $55,000,000 bank credit facility, $33,091,000 of indebtedness under Senior Discount Notes and $18,567,000 of indebtedness under a Junior Subordinated Note. The amounts due under Senior Discount Notes and the Junior Subordinated Note include $8,091,000 and $5,067,000 of accrued interest at March 31, 1997. Additionally, the Company had $1,198,000 in cash on hand at March 31, 1997.

During the three months ended March 31, 1997, the Company made interest payments of $1,166,000 under the bank credit facility and made a voluntary payment of $1,500,000 on its revolving credit facility. No scheduled principal payments were required under the borrowings for the period. Scheduled quarterly principal repayments began June 30, 1996 with final payment due June 30, 2002. Cash interest payments on the Senior Discount Notes may begin August 1998 and must begin August 2000, but the Company expects to issue Interest Notes in lieu of cash interest payments during the period from August 1998 through August 2000. The notes mature on February 1, 2003. Interest on the Junior Subordinated Note will accrue and be added to the unpaid balance until maturity on August 1, 2003. During the three months ended March 31, 1997 the Company purchased $160,000 of capital equipment and made program payments of $358,000

PART II - OTHER INFORMATION

Petracom has been actively seeking alternative sources of capital to replace the Senior Discount Notes and the Junior Subordinated Note. All options continue to be evaluated and there has not been a final decision on the capital structure.

Item 6 Exhibits and Reports on Form 8-K

Exhibit 27     Financial Data Schedule (for SEC use only)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




PETRACOM HOLDINGS, INC.


By    /s/ HENRY A. ASH
  ---------------------------
     Henry A. Ash
     President
     Date: May 8, 1997




By    /s/ HENRY A. ASH                     President and Director (principal
  ---------------------------              executive officer and sole director)
     Henry A. Ash
     Date: May 8, 1997


By    /s/ JOSEPH M. FRY                    Vice President, Chief Financial
  ---------------------------              Officer, Treasurer and Assistant
     Joseph M. Fry                         Secretary (principal financial
     Date: May 8, 1997                     officer and principal accounting
                                           officer)