Form 10-Q
period 1997-06-30
PETRACOM HOLDINGS INC
filed 1997-08-13
CIK 1002924

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________________ to _________________

                         Commission file number 33-98756
                                                --------

                             PETRACOM HOLDINGS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                               59-3324165
--------                                                               ----------
(State or other jurisdiction of incorporation or organization)         (I.R.S. employer identification no.)

1527 N DALE MABRY HWY, SUITE 105, LUTZ, FL                             33549
------------------------------------------                             -----
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes ______  No ______   Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

240,000 shares of Class A Voting Common Stock, par value $.01 per share, and 60,000 shares of Class B Non-Voting Common Stock, par value $.01 per share, were outstanding at August 11, 1997.

                             PETRACOM HOLDINGS, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                  JUNE 30, 1997

                                                                            Page
                                                                            Number
                                                                            ------
PART I. - FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets at June 30, 1997
         and December 31, 1996                                                 3

         Consolidated Statements of Operations for the
         six months ended June 30, 1997 and 1996                               4

         Consolidated Statements of Operations for the
         three months ended June 30, 1997 and 1996                             5

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 1997 and 1996                               6

         Notes to Consolidated Financial Statements                            7-8

         Item. 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations               9-10


PART II. - OTHER INFORMATION

         Item 5.  Other Information                                            11

         Item 6.  Exhibits and Reports on Form 8-K                             11

         Signatures                                                            12

PETRACOM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS  (in 000's)

                                                                                  (Unaudited)
                                                                     DECEMBER 31,   JUNE 30,
                                                                        1996         1997
                                                                      ---------    ---------
ASSETS
Current assets
   Cash and cash equivalents                                          $   1,831    $   1,051
   Accounts receivable, less allowances of $602 and $615                  5,861        5,384
   Trade receivables                                                        375          403
   Current portion of broadcast program rights                            1,825        1,378
   Prepaid expenses and other current assets                                884        1,442
                                                                      ---------    ---------
           Total current assets                                          10,776        9,658

Property and equipment, net                                              12,351       11,745
Broadcast program rights                                                  1,341        1,182
Intangible assets, net                                                   61,023       58,085
                                                                      ---------    ---------
           Total assets                                               $  85,491    $  80,670
                                                                      =========    =========


LIABILITIES, MANDATORILY REDEEMABLE SECURITIES
  AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable and accrued expenses                              $   1,907    $   1,786
   Income taxes payable                                                      --            8
   Trade payables                                                           710          779
   Accrued interest                                                         179          375
   Current portion of broadcast program rights contracts payable          2,041        1,519
   Current portion of long-term debt                                      1,603        3,537
                                                                      ---------    ---------
           Total current liabilities                                      6,440        8,004

Broadcast program rights contracts payable                                1,247        1,071
Long-term debt                                                           97,198       97,541
                                                                      ---------    ---------
           Total liabilities                                            104,885      106,616
                                                                      ---------    ---------
Mandatorily redeemable securities
   Class B, non-voting, common stock                                      1,966        2,163
   Warrants                                                                 827          827
                                                                      ---------    ---------
           Total mandatorily redeemable securities                        2,793        2,990
                                                                      ---------    ---------

Stockholders' deficit
   Class A, voting, common stock                                              3            3
   Accumulated deficit                                                  (22,190)     (28,939)
                                                                      ---------    ---------
           Total stockholders' deficit                                  (22,187)     (28,936)
                                                                      ---------    ---------


           Total liabilities, mandatorily redeemable securities and
              stockholders' deficit                                   $  85,491    $  80,670
                                                                      =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PETRACOM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)  (in 000's)


                                                         SIX MONTHS ENDED JUNE 30,
                                                             1996         1997
Revenues                                                   $ 15,426    $ 15,321
   Less - agency and national representative commissions     (2,303)     (2,189)
                                                           --------    --------

                                                             13,123      13,132
   Barter and trade revenues                                  1,308       1,194
                                                           --------    --------
      Total net revenues                                     14,431      14,326
                                                           --------    --------
Expenses
   Operating                                                    678         796
   Selling, general and administrative                        5,793       6,092
   Programming                                                3,281       3,364
   Depreciation and amortization                              3,427       3,531
                                                           --------    --------
                                                             13,179      13,783
                                                           --------    --------
Income from operations                                        1,252         543

Other (expense) income
   Interest expense                                          (6,382)     (6,979)
   Other(expense) income                                          5         (26)
                                                           --------    --------

Loss before income taxes                                     (5,125)     (6,462)

Provision for income taxes                                       --          90
                                                           --------    --------
Net loss                                                   $ (5,125)   $ (6,552)
                                                           ========    ========


Net loss per Class A Common Voting Shares outstanding      $    (21)   $    (27)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

PETRACOM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)  (in 000's)



                                                                THREE MONTHS ENDED JUNE 30,
                                                                     1996        1997
                                                                    -------    -------
Revenues                                                            $ 8,092    $ 8,382
   Less - agency and national representative commissions             (1,215)    (1,184)
                                                                    -------    -------
                                                                      6,877      7,198
   Barter and trade revenues                                            716        693
                                                                    -------    -------
      Total net revenues                                              7,593      7,891
                                                                    -------    -------
Expenses
   Operating                                                            339        412
   Selling, general and administrative                                2,894      3,169
   Programming                                                        1,645      1,839
   Depreciation and amortization                                      1,724      1,768
                                                                    -------    -------
                                                                      6,602      7,188
                                                                    -------    -------
Income from operations                                                  991        703

Other (expense) income
   Interest expense                                                  (3,196)    (3,524)
   Other(expense) income                                                 (1)        17
                                                                    -------    -------

Loss before income taxes                                             (2,206)    (2,804)

Provision for income taxes                                             --           50
                                                                    -------    -------
Net loss                                                            $(2,206)   $(2,854)
                                                                    =======    =======

Net loss per Class A Common Voting Shares outstanding               $    (9)   $   (12)

              The accompanying notes are an integral part of these
                       consolidated financial statements

PETRACOM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)  (in 000's)


                                                    SIX MONTHS ENDED JUNE 30,
                                                        1996       1997
                                                      -------    -------
Cash flows from operating activities
   Net loss                                           $(5,125)   $(6,552)
   Adjustments to reconcile net loss to
      net cash provided by operating activities
        Depreciation                                      877        952
        Amortization of intangible assets               2,550      2,578
        Amortization of deferred financing costs
           included in interest                           369        360
        Amortization of broadcast program rights          733        646
        Payments for broadcast program rights            (716)      (737)
        Net trade position                                 15         11
        Loss on disposal of property and equipment         --         20
        Changes in assets and liabilities
              Accounts receivable                        (153)       477
              Prepaid expenses and other current           (7)      (558)
                assets
              Accounts payable and accrued expenses        89       (121)
              Income taxes payable                       (105)         8
              Accrued interest, including interest
                included in long-term debt              3,371      4,742
                                                      -------    -------
                Net cash provided by operating          1,898      1,826
                  activities                          -------    -------

Cash flows from investing activities
      Additions of property and equipment                (126)      (337)
      Additions of intangible assets                      (87)        --
                                                      -------    -------
                Net cash used for investing              (213)      (337)
                  activities                          -------    -------

Cash flows from financing activities
      Payments on long-term debt and capital leases    (3,315)    (2,269)
                                                      -------    -------
                Net cash used for financing            (3,315)    (2,269)
                  activities                          -------    -------

Decrease in cash and cash equivalents                  (1,630)      (780)

Cash and cash equivalents, beginning of period          2,180      1,831
                                                      -------    -------
Cash and cash equivalents, end of period              $   550    $ 1,051
                                                      =======    =======

Supplemental disclosure of cash flow information
   Cash paid during the period for interest           $ 2,638    $ 1,885
                                                      =======    =======


             The accompanying notes are an integral part of these
                       consolidated financial statements.

PETRACOM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

Petracom Holdings, Inc., a Delaware corporation ("Petracom" or the "Company"), is a holding company that through its subsidiaries owns and operates five television stations and four radio stations. The Company's predecessor, Petracom, Inc., was formed in January 1990 for the purpose of acquiring and operating television and radio broadcast properties. The Company has owned and operated WQRF-TV in Rockford, Illinois and KAYD-AM/KAYD-FM in Beaumont, Texas since 1990 and KQHN-AM/KQXY-FM in Beaumont, Texas since 1994. On August 1, 1995, the Company acquired KDEB-TV in Springfield, Missouri, WTVW-TV in Evansville, Indiana, KARD-TV in Monroe, Louisiana, and KLBK-TV in Lubbock, Texas.

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

The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 1997 to Six Months Ended June 30, 1996

Net revenues, including trade and barter revenues, decreased to $14,326,000 for the six months ended June 30, 1997 from $14,431,000 for the six months ended June 30, 1996, a decrease of $105,000 and less than 1%. The decrease resulted primarily from lower trade and barter revenue, reduced advertising revenues at WTVW-TV and a soft market for national advertising revenues in the Company's television and radio markets. These decreases were offset by increased local advertising revenues at the other television stations and the revenue related to a revenue guaranty agreement at WTVW, as described below. The decrease in advertising revenues at WTVW-TV resulted from the affiliation switch from ABC to FOX on December 4, 1995. Subsequent ratings books from Nielsen reported decreases in audience ratings for time periods programmed by the network. Since audience ratings are used to set advertising rates and to attract advertising expenditures, the station's advertising revenues decreased accordingly. Net revenues for the six months ended June 30, 1997 include $375,000 relating to a FOX Revenue Guaranty Agreement. No amounts were recorded under the agreement for the six months ended June 30, 1996 because it was not likely at the time that any payment would have been required. Total operating expenses, including expenses related to engineering, news, production, programming, selling, general and administrative expenses, amortization of programming rights, trade and barter expenses and depreciation and amortization of intangibles, increased to $13,783,000 for the six months ended June 30, 1997 from $13,179,000 for the six months ended June 30, 1996, an increase of $604,000 and 5%. The increase resulted primarily from an increase in cash operating expenses which was offset by a decrease in trade and barter expenses. The increase in cash operating expenses resulted primarily from the additional selling, promotion, news and repair expenses related to improvements to the television and radio stations' operations. Interest expense increased to $6,979,000 for the six months ended June 30, 1997 from $6,382,000 for the six months ended June 30, 1996, an increase of $597,000 and 9%. The increase resulted primarily from the effects of compounding on the Senior Discount Notes and the Junior Subordinated Note. There was a net loss of $6,552,000 for the six months ended June 30, 1997 compared to a net loss of $5,125,000 for the six months ended June 30, 1996. The increase in the loss resulted primarily from the reasons discussed above.

Comparison of Three Months Ended June 30, 1997 to Three Months Ended June 30,
1996

Net revenues, including trade and barter revenues, increased to $7,891,000 for the three months ended June 30, 1997 from $7,593,000 for the three months ended June 30, 1996, an increase of $298,000 and 4%. The increase resulted primarily from increased local advertising revenues at the television stations and the revenue related to the revenue guaranty agreement at WTVW, as described above. These revenue increases were offset by the decrease in advertising revenues at WTVW and a continued soft market for national advertising revenues in the other television and radio markets. Total operating expenses, including expenses related to engineering, news, production, programming, selling, general and administrative expenses, amortization of programming rights, trade and barter expenses and depreciation and amortization of intangibles, increased to $7,188,000 for the three months ended June 30, 1997 from $6,602,000 for the three months ended June 30, 1996, an increase of $586,000 and 9%. The increase in operating expenses resulted primarily from the additional selling, promotion, news and repair expenses related to improvements to the television and radio stations' operations. Interest expense increased to $3,524,000 for the three months ended June 30, 1997 from $3,196,000 for the three months ended June 30, 1996, an increase of $328,000 and 10%. The increase resulted primarily from the effects of compounding on the Senior Discount Notes and the Junior Subordinated Note. There was a net loss of $2,854,000 for the three months ended June 30, 1997 compared to a net loss of $2,206,000 for the three months ended June 30, 1996. The increase in the loss resulted primarily from the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of capital is cash flow from operations. Operating cash flow (as defined below) decreased to $3,999,000 for the six months ended June 30, 1997 from $4,817,000 for the six months ended June 30, 1996 and decreased to $2,512,000 for the three months ended June 30, 1997 from $2,747,000 for the three months ended June 30, 1996. Operating cash flow for this purpose is defined as income from operations, excluding trade and barter, plus depreciation and amortization of intangibles and programming rights less payments for programming rights. The Company believes that operating cash flow is useful to investors to measure the Company's ability to service debt and as a measure of the Company's performance under the various covenants of its borrowings.

As of June 30, 1997, the Company had $47,471,000 in outstanding indebtedness under a $55,000,000 term and revolving bank credit facility ("Bank Credit Facility"), $34,503,000 of indebtedness under its 17.5% Senior Discount Notes with warrants and $19,466,000 of indebtedness under a Junior Subordinated Note. The amounts due under the Senior Discount Notes and the Junior Subordinated Note include $9,503,000 and $5,966,000 of accrued interest at June 30, 1997, respectively. Additionally, the company had $1,051,000 in cash on hand at June 30, 1997 and $2,200,000 available under its revolving bank credit facility.

During the six months ended June 30, 1997, the Company made interest payments of $1,866,000 under the bank credit facility and made voluntary payments totalling $2,200,000 on its revolving credit facility. No scheduled principal payments were required under these borrowings for the period. Principal payments under the Bank Credit Facility are scheduled to begin September 30, 1997 and continue quarterly with final payment due September 30, 2002. Cash interest payments on the Senior Discount Notes may begin after August 1,1998 and must begin after August 1, 2000, but the Company expects to issue promissory notes in lieu of cash interest payments during the period from August 1998 through August 2000. The Senior Discount Notes mature on February 1, 2003. Interest on the Junior Subordinated Note will accrue and be added to the unpaid balance until maturity on August 1, 2003.

During the six months ended June 30, 1997 the Company purchased $337,000 of capital equipment and made program payments of $737,000.

PART II - OTHER INFORMATION

The sole owner of the voting common stock of the Company has entered into a letter agreement which offers to acquire the sole owner's voting common stock of the Company. The letter agreement is subject to various conditions including the negotiation of a definitive stock sales agreement, the sale of the Company's radio stations and regulatory approval. The Company and the sole owner continue to negotiate the terms of a definitive agreement with the prospective purchaser of the stock. The Company has reviewed offers regarding the sale the radio stations, but has not entered into any such agreement.


Item 6 Exhibits and Reports on Form 8-K

Exhibit 27   Financial Data Schedule (for SEC use only)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




PETRACOM HOLDINGS, INC.


By    /s/ HENRY A. ASH
      ---------------------
      Henry A. Ash
      President
      Date: August 11, 1997




By    /s/ HENRY A. ASH               President and Director (principal executive
      ---------------------          officer and sole director)
      Henry A. Ash
      Date: August 11, 1997


By     /s/ JOSEPH M. FRY             Vice President, Chief Financial Officer,
      ---------------------          Treasurer and Assistant Secretary
      Joseph M. Fry                  (principal financial officer and principal
      Date: August 11, 1997          accounting officer)