Form 10-Q
period 1997-09-30
PETRACOM HOLDINGS INC
filed 1997-11-10
CIK 1002924

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         September 30, 1997 OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                               to
         ---------------------    --------------------

                         Commission file number 33-98756


                             PETRACOM HOLDINGS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                              59-3324165
--------                                              ----------
(State or other jurisdiction of                       (I.R.S. employer
 incorporation or organization)                       identification no.)


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

240,000 shares of Class A Voting Common Stock, par value $.01 per share, and 60,000 shares of Class B Non-Voting Common Stock, par value $.01 per share, were outstanding at November 6, 1997.

                             PETRACOM HOLDINGS, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                               September 30, 1997


                                                                       Page
                                                                       Number
                                                                       ------

PART I. - FINANCIAL INFORMATION
         Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets at September 30, 1997
         and December 31, 1996                                            3

         Consolidated Statements of Operations for the
         nine months ended September 30, 1997 and 1996                    4

         Consolidated Statements of Operations for the
         three months ended September 30, 1997 and 1996                   5

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1997 and 1996                    6

         Notes to Consolidated Financial Statements                       7-8

         Item. 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          9-10

PART II. - OTHER INFORMATION

         Item 6.   Reports on Form 8-K                                    11

         Signatures                                                       12


PETRACOM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (in 000's)
--------------------------------------------------------------------------------

                                                                                            (Unaudited)
                                                                             DECEMBER 31,   SEPTEMBER 30,
                                                                                1996           1997
ASSETS
Current assets
   Cash and cash equivalents                                                 $    1,831    $      947
   Accounts receivable, less allowances of $602 and $601                          5,861         5,096
   Trade receivables                                                                375           406
   Current portion of broadcast program rights                                    1,825         2,393
   Prepaid expenses and other current assets                                        884         1,452
                                                                             ----------    ----------
           Total current assets                                                  10,776        10,294

Property and equipment, net                                                      12,351        11,626
Broadcast program rights                                                          1,341         1,974
Intangible assets, net                                                           61,023        56,615
                                                                             ----------    ----------
           Total assets                                                      $   85,491    $   80,509
                                                                             ==========    ==========
LIABILITIES, MANDATORILY REDEEMABLE SECURITIES
  AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable and accrued expenses                                     $    1,907    $    1,647
   Income taxes payable                                                               -            41
   Trade payables                                                                   710           915
   Accrued interest                                                                 179           390
   Current portion of broadcast program rights contracts payable                  2,041         2,531
   Current portion of long-term debt                                              1,603         4,019
                                                                             ----------    ----------
           Total current liabilities                                              6,440         9,543

Broadcast program rights contracts payable                                        1,247         1,771
Long-term debt                                                                   97,198        98,991
                                                                             ----------    ----------
           Total liabilities                                                    104,885       110,305
                                                                             ----------    ----------
Mandatorily redeemable securities
   Class B, non-voting, common stock                                              1,966         2,269
   Warrants                                                                         827           827
                                                                             ----------    ----------
           Total mandatorily redeemable securities                                2,793         3,096
                                                                             ----------    ----------
Stockholders' deficit
   Class A, voting, common stock                                                      3             3
   Accumulated deficit                                                          (22,190)      (32,895)
                                                                             ----------    ----------
           Total stockholders' deficit                                          (22,187)      (32,892)
                                                                             ----------    ----------
           Total liabilities, mandatorily redeemable securities and
              stockholders' deficit                                          $   85,491    $   80,509
                                                                             ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PETRACOM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)  (in 000's)
--------------------------------------------------------------------------------



                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                       1996             1997

Revenues                                                            $  23,293       $  23,244
   Less - agency and national representative commissions               (3,397)         (3,324)
                                                                    ---------       ---------
                                                                       19,896          19,920
   Barter and trade revenues                                            2,053           1,815
                                                                    ---------       ---------
      Total net revenues                                               21,949          21,735
                                                                    ---------       ---------
Expenses
   Operating                                                            1,054           1,221
   Selling, general and administrative                                  8,724           9,416
   Programming                                                          4,938           4,872
   Depreciation and amortization                                        5,157           5,298
                                                                    ---------       ---------
                                                                       19,873          20,807
                                                                    ---------       ---------
Income from operations                                                  2,076             928

Other expenses
   Interest expense                                                     9,703          10,693
   Other expenses                                                          10              31
                                                                    ---------       ---------

Loss before income taxes                                               (7,637)         (9,796)

Provision for income taxes                                                102             137
                                                                    ---------       ---------
Net loss                                                            $  (7,739)      $  (9,933)
                                                                    =========       =========

Net loss per Class A Common Voting Shares outstanding               $     (32)      $     (41)





       The accompanying notes are an integral part of these consolidated financial statements.

PETRACOM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)  (in 000's)
--------------------------------------------------------------------------------


                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    1996             1997
Revenues                                                          $   7,867       $    7,923
   Less - agency and national representative commissions             (1,094)          (1,135)
                                                                  ----------      ----------
                                                                      6,773            6,788
   Barter and trade revenues                                            745              621
                                                                  ---------       ----------
      Total net revenues                                              7,518            7,409
                                                                  ---------       ----------
Expenses
   Operating                                                            376              425
   Selling, general and administrative                                2,931            3,324
   Programming                                                        1,657            1,508
   Depreciation and amortization                                      1,730            1,767
                                                                  ---------       ----------
                                                                      6,694            7,024
                                                                  ---------       ----------
Income from operations                                                  824              385

Other expenses
   Interest expense                                                   3,321            3,714
   Other expenses                                                        15                5

                                                                  ---------       ----------
Loss before income taxes                                             (2,512)          (3,334)

Provision for income taxes                                              102               47
                                                                  ---------       ----------

Net loss                                                          $  (2,614)     $    (3,381)
                                                                  =========      ===========
Net loss per Class A Common Voting Shares outstanding             $     (11)     $       (14)






        The accompanying notes are an integral part of these consolidated financial statements.

PETRACOM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in 000's)
--------------------------------------------------------------------------------




                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                 1996          1997
Cash flows from operating activities
   Net loss                                                    $(7,739)      $(9,933)
   Adjustments to reconcile net loss to
      net cash provided by operating activities
        Depreciation                                             1,307         1,428
        Amortization of intangible assets                        3,850         3,868
        Amortization of deferred financing costs
           included in interest                                    554           540
        Amortization of broadcast program rights                 1,090           980
        Payments for broadcast program rights                   (1,011)       (1,167)
        Net trade position                                          (6)          119
        Loss on disposal of property and equipment                  --            14
        Changes in assets and liabilities
              Accounts receivable                                  412           765
              Prepaid expenses and other current assets           (503)         (568)
              Accounts payable and accrued expenses                (44)         (259)
              Income taxes payable                                  (3)           41
              Accrued interest, including interest
                included in long-term debt                       5,471         7,203
                                                               -------       -------
                Net cash provided by operating activities        3,378         3,031
                                                               -------       -------

Cash flows from investing activities
      Additions of property and equipment                         (452)         (662)
      Additions of intangible assets                               (62)           --
                                                               -------       -------
                Net cash used for investing activities            (514)         (662)
                                                               -------       -------
Cash flows from financing activities
      Proceeds from long-term debt and capital leases            1,023            --
      Payments on long-term debt and capital leases             (5,384)       (2,783)
      Purchase of minority shareholder's preferred stock            --          (470)
                                                               -------       -------
           Net cash used for financing activities               (4,361)       (3,253)
                                                               -------       -------
Decrease in cash and cash equivalents                           (1,497)         (884)

Cash and cash equivalents, beginning of period                   2,180         1,831
                                                               -------       -------
Cash and cash equivalents, end of period                       $   683       $   947
                                                               -------       -------
Supplemental disclosure of cash flow information
   Cash paid during the period for interest                    $ 3,660       $ 3,291
                                                               -------       -------



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

The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

4.    BROADCAST PROGRAM RIGHTS AND CONTRACTS PAYABLE

Broadcast program rights, primarily in the form of syndicated programs and feature films, represent amounts paid or payable to program suppliers for the limited right to broadcast the suppliers' programming and are recorded when available for use. Broadcast program rights are stated at the lower of unamortized cost or net realizable value. Broadcast program rights are amortized over the lives of the underlying contracts on the greater of straight-line over the license

PETRACOM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 1997 to Nine Months Ended September 30, 1996

Net revenues, including trade and barter revenues, decreased to $21,735,000 for the nine months ended September 30, 1997 from $21,949,000 for the nine months ended September 30, 1996, a decrease of $214,000 and less than 1%. The decrease resulted primarily from lower trade and barter revenue, reduced advertising revenues at WTVW-TV, reduced political advertising revenue and a soft market for national advertising revenues in the Company's television and radio markets. These revenue decreases were partially offset by increased local advertising revenues at the Company's other television stations. The decrease in advertising revenues at WTVW-TV resulted from the affiliation switch from ABC to FOX on December 4, 1995. Subsequent ratings books from Nielsen reported decreases in audience ratings for time periods programmed by the network. Since audience ratings are used to set advertising rates and to attract advertising expenditures, the station's advertising revenues decreased accordingly. Total operating expenses, including expenses related to engineering, news, production, programming, selling, general and administrative expenses, amortization of programming rights, trade and barter expenses and depreciation and amortization of intangibles, increased to $20,807,000 for the nine months ended September 30, 1997 from $19,873,000 for the nine months ended September 30, 1996, an increase of $934,000 and 5%. The increase resulted primarily from an increase in cash operating expenses which was partially offset by a decrease in trade and barter expenses. The increase in cash operating expenses resulted primarily from the additional selling, promotion, news and repair expenses related to improvements to the television and radio stations' operations. Interest expense increased to $10,638,000 for the nine months ended September 30, 1997 from $9,703,000 for the nine months ended September 30, 1996, an increase of $935,000 and 10%. The increase resulted primarily from the effects of compounding on the Senior Discount Notes and the Junior Subordinated Note. There was a net loss of $9,878,000 for the nine months ended September 30, 1997 compared to a net loss of $7,739,000 for the nine months ended September 30, 1996. The increase in the loss resulted primarily from the reasons discussed above.

Comparison of Three Months Ended September 30, 1997 to Three Months Ended September 30, 1996

Net revenues, including trade and barter revenues, decreased to $7,409,000 for the three months ended September 30, 1997 from $7,518,000 for the three months ended September 30, 1996, a decrease of $109,000 and 1%. The decrease resulted primarily from lower advertising revenues at WTVW and a continued soft market for national advertising revenues in the other television and radio markets. These revenue decreases were partially offset by increased local advertising revenues at the Company's television stations. Total operating expenses, including expenses related to engineering, news, production, programming, selling, general and administrative expenses, amortization of programming rights, trade and barter expenses and depreciation and amortization of intangibles, increased to $7,024,000 for the three months ended September 30, 1997 from $6,694,000 for the three months ended September 30, 1996, an increase of $330,000 and 5%.

The increase in operating expenses resulted primarily from the additional selling, promotion, news and repair expenses related to improvements to the television and radio stations' operations. Interest expense increased to $3,659,000 for the three months ended September 30, 1997 from $3,321,000 for the three months ended September 30, 1996, an increase of $338,000 and 10%. The increase resulted primarily from the effects of compounding on the Senior Discount Notes and the Junior Subordinated Note. There was a net loss of $3,326,000 for the three months ended September 30, 1997 compared to a net loss of $2,614,000 for the three months ended September 30, 1996. The increase in the loss resulted primarily from the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of capital is cash flow from operations. Operating cash flow (as defined below) decreased to $6,244,000 for the nine months ended September 30, 1997 from $7,306,000 for the nine months ended September 30, 1996 and decreased to $2,245,000 for the three months ended September 30, 1997 from $2,490,000 for the three months ended September 30, 1996. Operating cash flow for this purpose is defined as income from operations, excluding trade and barter, plus depreciation and amortization of intangibles and programming rights less payments for programming rights. The Company believes that operating cash flow is useful to investors to measure the Company's ability to service debt and as a measure of the Company's performance under the various covenants of its borrowings.

As of September 30, 1997, the Company had $46,971,000 in outstanding indebtedness under a $55,000,000 term and revolving bank credit facility ("Bank Credit Facility"), $35,992,000 of indebtedness under its 17.5% Senior Discount Notes with warrants and $20,424,000 of indebtedness under a Junior Subordinated Note. The amounts due under the Senior Discount Notes and the Junior Subordinated Note include $10,992,000 and $6,924,000 of accrued interest at September 30, 1997, respectively. Additionally, the company had $947,000 in cash on hand at September 30, 1997 and $2,200,000 available under its revolving bank credit facility. During the period, the Company obtained waivers and amendments relating to certain covenants under the Bank Credit Facility.

During the nine months ended September 30, 1997, the Company made interest payments of $3,264,000 under its bank credit facility. A scheduled principal payment of $500,000 was made on the term portion of the such Bank Credit Facility and voluntary payments totalling $2,200,000 were made on the revolving portion of the Bank Credit Facility. Principal payments under the bank credit facility began on September 30, 1997 and continue quarterly with final payment due September 30, 2002. Cash interest payments on the Senior Discount Notes may begin after August 1,1998 and must begin after August 1, 2000, but the Company expects to issue promissory notes in lieu of cash interest payments during the period from August 1998 through August 2000. The Senior Discount Notes mature on February 1, 2003. Interest on the Junior Subordinated Note will accrue and be added to the unpaid balance until maturity on August 1, 2003.

During the nine months ended September 30, 1997 the Company purchased $662,000 of capital equipment and made program payments of $1,167,000.

PART II - OTHER INFORMATION

        (a) Exhibits

            Exhibit 27 - Financial Data Schedule (for SEC use only)

Item 6. (b) Reports on Form 8-K

On October 10, 1997 the Company filed a Current Report on Form 8-K reporting under Item 5. that the sole owner of the voting common stock of Petracom Holdings, Inc. had entered into an agreement to sell all of its voting common stock of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETRACOM HOLDINGS, INC.

By    /s/ HENRY A. ASH
   --------------------------
      Henry A. Ash
      President
      Date: November 6, 1997

By      /s/ HENRY A. ASH                     President and Director
   --------------------------                (principal executive
        Henry A. Ash                         officer and sole director)
        Date: November 6, 1997




By     /s/ JOSEPH M. FRY                     Vice President, Chief
   --------------------------                Financial Officer,
         Joseph M. Fry                       Treasurer and Assistant Secretary
         Date: November 6, 1997              (principal financial
                                             officer and principal
                                             accounting officer)