Form 10-K
period 1997-12-31
PETRACOM HOLDINGS INC
filed 1998-04-13
CIK 1002924

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[ X  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1997
                          -----------------------------------------------------
                                       OR
[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ------------------------
                         Commission file number 33-98756

                             PETRACOM HOLDINGS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      59-3324165
--------------------------------                   ---------------------
(State or other jurisdiction                          (I.R.S. employer
of incorporation or organization)                    identification no.)

1527 N DALE MABRY HWY, SUITE 105, LUTZ, FL                  33549
------------------------------------------             ----------------
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code (813) 948-2554
                                                   ----------------------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------
NONE
-------------------                  -----------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
NONE
-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             ---       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                   AGGREGATE MARKET VALUE OF THE VOTING STOCK
                    HELD BY NON-AFFILIATES OF THE REGISTRANT
                                      None


                INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH
                  OF THE REGISTRANT'S CLASSES OF COMMON STOCK,
                        AS OF THE LATEST PRACTICABLE DATE
240,000 shares of Class A Voting Common Stock, par value $.01 per share, and 60,000 shares of Class B Non-Voting Common Stock, par value $.01 per share, were outstanding at March 31, 1998


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

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

The following table sets forth certain information with respect to the Company's Television Stations and Radio Stations:


                STATION                           MARKET                         DMA/MSA(1)              AFFILIATION
            ---------------         ----------------------------------         ---------------         ----------------
            KDEB-TV                 Springfield, Missouri                            77                      FOX
            WTVW-TV                 Evansville, Indiana                              95                      FOX(2)
            KARD-TV                 Monroe, Louisiana                                132                     FOX
            WQRF-TV                 Rockford, Illinois                               135                     FOX
            KLBK-TV                 Lubbock, Texas                                   147                     CBS
            KAYD-AM                 Beaumont, Texas                                  128                      --
            KAYD-FM                 Beaumont, Texas                                  128
            KQHN-AM                 Beaumont, Texas                                  128                      --
            KQXY-FM                 Beaumont, Texas                                  128

1. Television Stations indicate Designated Market Area ( DMA) ranking; Radio Stations indicate Metropolitan Statistical Area (MSA) ranking.
         Sources: A.C. Nielsen Company and The Arbitron Company, respectively.

2.       WTVW-TV switched affiliations from ABC to FOX in December 1995.


OPERATIONS UNDER TIME BROKERAGE AGREEMENTS

In connection with the pending sale of all of the voting common stock of Petracom, the Company entered into Time Brokerage Agreements (the "TBA's") with the buyer of the voting stock on September 30, 1997 for the operation of the Company's television stations. Under the TBA's the buyer is responsible for (i) the acquisition, compilation, production, broadcast and sale of the television stations' programming (ii) the sale of advertising on the television stations
(iii) the promotion of the television stations (iv) the direction of the television stations' employees and (v) the retaining, hiring and terminating of the television stations' employees and agents. The buyer's actions are subject to the approval of the Company, whose approval cannot be unreasonably withheld. Petracom expects the TBA's to continue until the anticipated consummation of the sale of the voting stock in April 1998. The Company continues to operate its radio stations in a manner consistent with past practice and plans to do so until the expected sale of the radio stations' assets in April 1998.

DESCRIPTION OF TELEVISION STATIONS

Each Television Station is currently affiliated with either the FOX or CBS television networks pursuant to network affiliation agreements. The Company switched the network affiliation of WTVW-TV from ABC to FOX effective December 4, 1995.

FOX Stations. WQRF-TV, Rockford; KDEB-TV, Springfield; KARD-TV, Monroe; and WTVW-TV, Evansville (the "FOX Stations") each are affiliated with FOX pursuant to substantially similar affiliation agreements (the "FOX Affiliation Agreements"). Each FOX Affiliation Agreement provides the station with the right to broadcast all programs transmitted by FOX, which include regular programming from FOX as well as from the FOX Children's Network ("FCN"). In exchange, FOX has the right to sell a substantial majority of the advertising time associated with such programs and to retain the revenue therefrom. During NFL games and the pre-game shows, FOX has the right to retain a substantial portion of the advertising time, and the station is entitled to sell the remainder and retain the associated advertising revenue. The station is also compensated by FOX according to a ratings-based formula for FOX programming and is entitled to a share of the programming net profits of the FCN programming, as specified in its FOX Affiliation Agreement. The compensation rate is subject to increases or decreases by FOX during the term of each FOX Affiliation Agreement, with provisions for advance notice and right of termination by the station in the event of a substantial rate reduction.

Each of the FOX Affiliation Agreements expires December 5, 2005 and is renewable for successive two-year terms, at the discretion of FOX and upon acceptance by Petracom. Each FOX Affiliation Agreement may be terminated generally: (a) by FOX upon (i) a material change in the station's transmitter location, power, frequency, programming format or hours of operation, with 30 days written notice, (ii) acquisition by FOX or any of its affiliates of a significant ownership and/or controlling interest in a television station in the same market, with 60 days written notice; (iii) assignment or transfer by the station of their respective FCC broadcast license, with 30 days written notice; (iv) three or more unauthorized preemptions of FOX programming within a 12 month period, with 30 days written notice; or (v) failure by FOX and the station to agree upon the retransmission or "must carry" status with the respective cable companies, upon 30 days written notice, or (b) by either FOX or the station upon occurrence of a force majeure event which substantially interrupts FOX's ability to provide programming or the station's ability to broadcast the programming.

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

CBS Station. KLBK-TV, Lubbock is affiliated with CBS pursuant to an affiliation agreement (the "CBS Affiliation Agreement"). The CBS Affiliation Agreement provides KLBK-TV, Lubbock with the right to broadcast all programs transmitted by CBS. In return, CBS has the right to sell a substantial majority of the advertising time during such broadcasts. In exchange for broadcasting the CBS Network programming, CBS pays KLBK-TV, Lubbock a variable fee for each hour broadcast, depending on the time of day. Upon advance notice to KLBK-TV, Lubbock, network compensation rates are subject to increase or decrease by CBS during the term of the CBS Affiliation Agreement, with provisions for a right of termination by KLBK-TV, Lubbock in the event of a reduction in rates. The CBS Affiliation Agreement's current term is from August 1, 1995 through August 1, 2005, and is automatically renewed for successive five-year terms, unless six months written notice of termination or non-renewal is given by either party. In addition, the CBS Affiliation Agreement may be terminated generally by CBS upon
(i) assignment or transfer by KLBK-TV, Lubbock of its FCC broadcast license,
(ii) a change by KLBK-TV, Lubbock affecting its transmitter location, power, frequency or hours of operation, or (iii) the station's owner filing a bankruptcy petition, taking advantage of any insolvency law or if a receiver or trustee is appointed and not removed within 30 days.

WQRF-TV, ROCKFORD, ILLINOIS

Acquired in 1990, WQRF, Channel 39, serves as the FOX Affiliate in Rockford, Illinois. Rockford is the 135th ranked DMA and the second largest city in Illinois. The population of the five county Rockford DMA is approximately 422,000 with approximately 167,000 television households. Total television advertising revenues for 1997 in Rockford are estimated to be $ 24,000,000. While Rockford is the number 135th ranked DMA, it ranks 114th in terms of total market television revenue. Three UHF stations and one VHF station actively compete for the television advertising revenue in the DMA.

KDEB-TV, SPRINGFIELD, MISSOURI

Acquired in 1995, KDEB, Channel 27, serves as the FOX Affiliate in Springfield, Missouri. Springfield is the 77th ranked DMA and the third largest city in Missouri. The population of the 34-county DMA area is approximately 890,000 with approximately 360,000 television households. Total television advertising revenues for 1997 in Springfield are estimated to be $ 32,000,000. Two UHF stations and two VHF stations actively compete for the television advertising revenue in the DMA.

WTVW-TV, EVANSVILLE, INDIANA

Acquired in 1995, WTVW, Channel 7, serves as the FOX Affiliate in Evansville, Indiana. Evansville is the 95th ranked DMA. The population of the 22 county DMA area is approximately 711,000 with approximately 277,000 television households. Total television advertising revenues for 1997 in Evansville are estimated to be $34,000,000. WTVW-TV is the only VHF station along with three UHF stations that actively compete for the television advertising revenue in the DMA, which serves counties in Illinois, Indiana and Kentucky. The Company switched the affiliation of WTVW from ABC to FOX effective December 4, 1995.

KARD-TV, MONROE, LA

Acquired in 1995, KARD, Channel 14, serves as the FOX Affiliate in Monroe, Louisiana. Monroe is the 132rd ranked DMA. The population of the 18 parish DMA is approximately 455,000 with approximately 172,000 television households. Total television advertising revenues for 1997 in Monroe are estimated to be $16,000,000. Two VHF stations and one UHF station actively compete for the television advertising revenue in the DMA, which serves parishes in Louisiana and counties in Arkansas. KARD-TV switched affiliations from ABC to FOX in April 1994.

KLBK-TV, LUBBOCK, TEXAS

Acquired in 1995, KLBK, Channel 13, serves as the CBS Affiliate in Lubbock, Texas. Lubbock is the 147th ranked DMA. The population of the 18 county DMA is approximately 376,000 with approximately 141,000 television households. Total television advertising revenues for 1997 in Lubbock are estimated to be $22,000,000. Two VHF stations and three UHF stations actively compete for the television advertising revenues in the DMA.

DESCRIPTION OF RADIO STATIONS

KAYD-AM/KAYD-FM AND KQHN-AM/KQXY-FM, BEAUMONT, TEXAS

Beaumont - Port Arthur, Texas is the 128th ranked Arbitron MSA market with population in the MSA of approximately 371,000 and approximately 139,000 radio households. Total radio advertising revenues for 1997 in Beaumont are estimated to be $11,000,000. Nine radio stations actively compete for the radio advertising revenues in the market.

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

EMPLOYEES

As of December 31, 1997, Petracom had 260 full time and 39 part time employees. None of the Company's employees are represented by unions. The Company believes its relations with its employees are satisfactory.

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

Programming. Competition for programming involves negotiating with national program distributors or syndicators which sell first-run and rerun packages of programming. Television stations compete against in-market broadcast station competitors for off-network reruns (such as Seinfeld) and first run products (such as Wheel of Fortune) for exclusive access to those programs in their respective markets. Cable systems generally do not compete with local television stations for programming, although it is becoming more common for national cable networks to acquire programs that would have otherwise been offered to local television stations. The growing cross-ownership of broadcast stations, networks, cable systems, cable networks and studios has also begun to shrink the pool of programming available to local television stations.

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


REGULATION OF TELEVISION AND RADIO BROADCASTING

The ownership, operation and sale of television and radio stations, including the Company's Television Stations and Radio Stations, are subject to the jurisdiction of the FCC, which acts under the authority granted by the Communications Act of 1934, as amended (the "Communications Act"). The recently enacted Telecommunications Act of 1996 (the "Telecommunications Act") effected sweeping changes in the Communications Act, many of which will influence the Company's broadcasting operations. Among other things, the FCC issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act. Television stations and radio stations are from time to time subject to such investigative and enforcement proceedings as the FCC may initiate concerning their broadcast operations.

License Renewal. Broadcasting licenses are granted by the FCC for maximum terms of eight years for television and radio stations, and are subject to renewal upon application to the FCC for a maximum term of eight years. During certain periods, petitions to deny license renewal can be filed by interested parties, including members of the public. However, competing applicants may not file for the frequency being used by the renewal applicant during the period when a renewal application is pending. The FCC is required to hold evidentiary, trial-type hearings on renewal applications, if the FCC is unable to determine that the "public interest, convenience and necessity" would be served by a grant thereof, or if a petition to deny raises a "substantial and material question of fact" as to whether the grant of the renewal application would be prima facie inconsistent with the public interest, convenience and necessity.

The FCC broadcast licenses of each of the television stations and radio stations have the following expiration dates:

         WQRF-TV                    Rockford, IL              December 1, 2005
         WTVW-TV                    Evansville, IN            August 1, 2005
         KDEB-TV                    Springfield, MO           February 1, 2006
         KLBK-TV                    Lubbock, TX               August 1, 1998
         KARD-TV                    West Monroe, LA           June 1, 2005
         KAYD-AM                    Beaumont, TX              August 1, 2005
         KAYD-FM                    Beaumont, TX              August 1, 2005
         KQHN-AM                    Nederland, TX             August 1, 2005
         KQXY-FM                    Beaumont, TX              August 1, 2005

Petracom has begun the renewal process for the license that expires in 1998. The Company fully expects a grant of the renewal application for the maximum term of eight years.

Ownership Matters. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant or renew a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with the Communication Act's limitations on alien ownership, compliance with various rules limiting common ownership of broadcast, cable and newspaper properties, and the "character" of the licensee and of those persons holding "attributable" interests in the licensee.

Under the Communications Act, broadcast licenses may not be granted to any corporation having more than 20% of its capital stock owned of record or voted by non-U.S. citizens (including non-U.S. corporations), foreign governments or their representatives (collectively, "Aliens"). The Communications Act also prohibits a corporation, without an FCC public interest finding, from holding a broadcast license if that corporation is controlled, directly or indirectly by another corporation, more than 25% of the capital stock of which is owned of record or voted by Aliens. As a result of these provisions, the Company, which is a holding company for its various television station and radio station licensee subsidiaries, cannot have more than 25% of its capital stock owned of record or voted by Aliens, without receiving prior FCC approval.

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

On March 31, 1997, the Supreme Count upheld the constitutionality of the must-carry provisions of the 1992 Cable Act. The Supreme Court decision did not expressly address the issue of must-carry of digital television ("DTV") signals. While the FCC has not decided whether to adopt must carry rules for DTV broadcasting, it has announced that this issue will be addressed in a future rulemaking proceeding. On June 13, 1997, Malrite Communications Group filed a petition with the FCC seeking to modify the "must carry" rules to require cable systems to adopt "appropriate" digital technologies, i.e., technologies compatible with broadcast DTV standards. On February 17, 1998, the FCC decided not to address the Malrite's request separate from a separate rulemaking proceeding on DTV must carry, and the FCC affirmed its intention to issue a Notice of Proposed Rulemaking on DTV must carry. The

Company cannot predict the outcome of the issues related to the application of the must carry rules to DTV or the effect on the Company's business, financial performance or future prospects.

Prime Time Access. The FCC eliminated the prime time access rule ("PTAR"), effective August 30, 1996. PTAR had limited a station's ability to broadcast network programming (including syndicated programming previously broadcast over a network) during prime time hours. The elimination of PTAR could increase the amount of network programming broadcast over a station affiliated with ABC, NBC or CBS. Such elimination also could result in (i) an increase in the compensation paid by a network to a station (due to the additional prime time during which network programming could be aired by a network-affiliated station) and (ii) increased competition for syndicated network programming that previously was unavailable for broadcast by network affiliates during prime time.

Fin-syn. The FCC also rescinded its remaining financial interest and syndication ("fin-syn") rules. The fin-syn rules restricted the ability of ABC, CBS and NBC to obtain financial interests in, or participate in syndication of, prime-time entertainment programming created by independent producers for airing during the networks' evening schedules. (The FCC previously had lifted the financial interest rules and restraints on foreign syndication.)

Distribution of Video Services by Telephone Companies. Local telephone companies were previously prohibited from providing video programming directly to subscribers in their telephone service areas. This prohibition was successfully challenged in several Federal courts before the prohibition was eliminated by the Telecommunications Act. The Telecommunications Act permits telephone companies to provide video services as a cable system, a multichannel video programming distributor or through a newly created "open video" system. An open video system will allow users access to video programming and interactive services utilizing their existing telephone service connections. In July 1996, the FCC adopted rules to implement the "open video" system. In addition, competition in the video services market is growing. The Company cannot predict how the provision of video services and other interactive services by local and regional telephone companies could affect its properties, and cannot predict the outcome of the regulatory proceedings ongoing at the FCC.

Even prior to the court rulings described in the preceding paragraph, the FCC had authorized a broadened role for telephone companies in the video marketplace in its "video dialtone" ("VDT") decision. VDT is defined by the FCC as the provision of a basic video platform to multiple video programmers on a nondiscriminatory, common carrier basis. If a local telephone company provides such a basic platform, it also may provide enhanced and unregulated services related to the provision of video programming. The FCC has already approved several applications to construct and operate VDT systems and has begun processing tariffs filed to govern the rates and terms of VDT offerings although, most recently, some telephone companies have indicated that they are reassessing their timetable and possible approach in developing VDT. The Telecommunications Act repealed the video dialtone rules; however, video dialtone systems approved as of the effective date of the Telecommunications Act will not need to be terminated.

Advanced Television Service. The Telecommunications Act required that if the FCC issued licenses for Digital Television (DTV) services, only incumbent broadcast licensees and construction permit holders will be eligible initially for these licenses. Also, the Telecommunications Act authorized the Commission to adopt regulations that permit broadcasters to use such digital DTV spectrum for ancillary or supplementary services, provided that such secondary services may not impair the quality of the DTV signal and such services would be subject to a fee payable to the U.S. Treasury. The Balanced Budget Act of 1997 (the "1997 Budget Act") directed the FCC to reclaim the analog spectrum from existing television stations by December 31, 2006, subject to the grant of an extension of that date to a station under a number of specific circumstances set forth in the statute.

On April 21, 1997, the FCC issued initial DTV channel assignments to all eligible full-power television licensees and issued related policies and rules. On February 17, 1998, the FCC upon reconsideration of its actions, made adjustments in the DTV channel assignments and related rules to address various Petitions for Reconsideration and new test data on DTV interference characteristics. For example, these adjustments include revisions to the plan for recovery of spectrum after the analog-to-digital transition is completed so that the spectrum available for DTV broadcasting after the transition will include channels 2-6; increases in authorized transmission power for UHF DTV stations; adoption of a de minimis interference standard; clarification of the rules and procedures for modifying initial DTV channel assignments and the DTV table of channel allotments; and adoption of additional guidelines and procedures regarding the displacement of low power television stations. Licenses for DTV services issued to incumbent broadcast licensees or permittees are conditioned with a requirement that the original broadcast channel be surrendered to the FCC for reallocation or reassignment at the end of a transition period. It is unclear how operation on new DTV channels will impact the service area of or the reception of the incumbent stations, including those of the Company. The new FCC rules require television stations affiliated with ABC, CBS, FOX and NBC to construct digital facilities in the ten largest television markets by May 1, 1999. Other stations affiliated with ABC, CBS, FOX and NBC in the top 30 television markets must construct DTV facilities by November 1, 1999. All other commercial stations must construct DTV facilities by May 1, 2002. Noncommercial stations must construct their DTV facilities by May 1, 2003. Implementation of advanced television service will impose substantial additional costs on television stations providing the new service, due to increased equipment costs. Environmental, zoning, tower site availability, signal strength, equipment availability, implementation schedule, public acceptance, and other major issues may present formidable hurdles. At the same time, there may be a potential for increased revenues derived through the use of the digital transmission format.

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

Proposed Changes. In September 1992, the FCC imposed certain restrictions on local joint ventures that involve "time brokerage," or joint programming of radio stations. The FCC is now conducting a rulemaking proceeding to consider changes to the multiple ownership rules that could (i) permit the common ownership of AM, FM and/or television stations in same geographic market; (ii) under certain limited circumstances permit common ownership of television stations with overlapping service areas; (iii) restrict television time brokerage agreements; and (iv) alter the ownership attribution rules. In addition, in 1996, the FCC adopted rules, implementing the Children's Television Act of 1990, increasing the obligation of television stations to present programming specifically directed to the "educational and informational" needs of children. In 1996, the FCC also adopted more restrictive standards for the exposure of the public and workers to potentially harmful radio frequency radiation emitted by broadcast station transmitting facilities. Other matters which could affect the Company's broadcast properties include technological innovations affecting the mass communications industry, such as the Internet.

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

The Congress and the FCC have under consideration, or may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly: (i) affect the operation, ownership and profitability of the Company and its broadcast stations; (ii) result in the loss of audience share and advertising revenues of the Company's television broadcast stations; and (iii) affect the ability of the Company to acquire additional broadcast stations or finance such acquisitions. Such matters include, for example, proposals to impose spectrum use or other governmentally-imposed fees upon licensees; proposals to alter the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in broadcasting; proposals to increase the benchmarks or thresholds for attributing ownership interest in broadcast media; proposals to change rules or policies relating to political broadcasting, including free time to candidates; technical and frequency allocation matters, including those relative to the implementation of ATV; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on broadcast stations; and proposals to limit the tax deductibility of advertising expenses by advertisers.

The Company cannot predict the ultimate effects any of the above proposed changes and any other matters which might be considered in the future, nor can it predict what impact, if any, the implementation of any of these proposals or changes might have on its business, operations, financial performance or future prospects.

ITEM 2.  PROPERTIES.

                                            OWNED/            APPROX.                   EXPIRATION
OPERATION, LOCATION                         LEASED            SIZE                      DATE
-------------------                         ------            -------                   -----------
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

KAYD-AM/FM, Beaumont, TX
------------------------
Office/Studio Building                      Owned              4,000 sq. ft.            n/a
Office/Studio Land                          Owned                  6 acres              n/a

KQXY-FM/KQHN-AM, Nederland, TX
------------------------------
Tower/ FM Transmitter Land                  Leased                20 acres              1/1/03
Tower/AM Transmitter Land                   Leased                10 acres              2/1/99

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

KARD-TV, Monroe, LA
-------------------
Office/Studio Building                      Leased             9,000 sq. ft.            7/31/98
Transmitter Building                        Owned              2,000 sq. ft.            n/a
Tower/Transmitter Land                      Leased                 2 acres              9/30/35

KLBK-TV, Lubbock, TX
--------------------
Office/Studio/Tower/Transmitter Building    Owned             27,000 sq. ft.            n/a
Office/Studio/Tower/Transmitter Land        Owned                  9 acres              n/a


ITEM 3.  LEGAL PROCEEDINGS.

On September 30, 1997 Petracom Broadcasting of Rockford, Inc. ("Petracom-Rockford) and the holder (the "Holder") of 1,000 shares (100%) of the Class A Preferred Stock of Petracom-Rockford signed and consummated a settlement agreement. In 1996 the Holder filed a lawsuit and received partial summary judgment as to the issue of liability in regards to his claim to redemption of his preferred stock. Petracom-Rockford (formerly known as Petracom, Inc.) is a wholly-owned subsidiary of Petracom.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                                      None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.
                                      None

ITEM 6.  SELECTED FINANCIAL DATA.

The following table and information set forth selected financial information for Petracom for the years 1993 through 1997. The Company completed an acquisition in 1994 and an acquisition and restructuring in 1995 that are reflected in the consolidated selected financial data. In March 1994, Petracom purchased KQHN-AM and KQXY-FM in Beaumont. The Company had operated these stations for the prior 17 months pursuant to a Time Brokerage Agreement. On August 1, 1995, the Company completed the acquisition of the following four television stations: KDEB-TV in Springfield, Missouri; WTVW-TV in Evansville, Indiana; KARD-TV in Monroe, Louisiana; and KLBK-TV in Lubbock, Texas. In connection with the acquisition, on August 1, 1995 Petracom issued the following securities: (i) 240,000 shares of its Class A Voting Common Stock in exchange for all of the outstanding common stock of Petracom, Inc., (ii) $41,354,000 aggregate principal amount of Senior Discount Notes and warrants to purchase up to 100,000 shares of the Company's Class C Non-Voting Common Stock, (iii) a Junior Subordinated Note in the principal amount of $13,500,000, and (iv) 60,000 shares of the Company's Class B NonVoting Common Stock for $1,500,000 and entered into a $55,000,000 Term and Revolving Credit Facility. The proceeds were used to acquire the four television stations, repay existing debt, repurchase outstanding preferred stock interests, provide additional working capital and to pay all fees and expenses related to the transactions.

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

                                     Year Ended December 31,
                                     -----------------------
                         (Dollars in thousands, except per share amounts)

                              1993             1994               1995              1996             1997
                             -----            -----              -----             -----             ----

Net revenues               $ 6,131          $ 7,031           $  17,103         $  29,982        $ 30,889

Net income (loss)             (270)             664              (4,413)          (10,593)        (12,953)

Net income (loss)
per common share                (5)              13                 (18)              (44)            (54)

Total Assets                 3,688            4,848              92,096            85,491          79,480

Long term obligations
and mandatorily
redeemable securities        3,645            3,606              92,226           101,238         109,261

Operating Cash Flow            752            1,671               5,056             9,949           8,932


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996

Net revenues, including trade and barter revenues, increased to $30,889,000 for the year ended December 31, 1997 from $29,982,000 for the year ended December 31, 1996, an increase of $907,000 and 3%. The increase resulted primarily from overall higher trade and barter revenue and increases in local advertising revenues at the Company's television stations, except for WTVW-TV. These revenue increases were partially offset by reduced political advertising revenue, a soft market for national advertising revenues in the Company's television and radio markets and a decrease in advertising revenues at WTVW-TV. The WTVW-TV decreases resulted from the affiliation switch from ABC to FOX on December 4, 1995. Ratings books from Nielsen subsequent to the affiliation change reported decreases in audience ratings for the time periods programmed by the network. Since audience ratings are used to set advertising rates and to attract advertising expenditures, the station's advertising revenues decreased accordingly. The Company did not anticipate a continued revenue decrease resulting from the affiliation switch to FOX at WTVW-TV. Petracom is unable to predict when, and if at all, WTVW-TV's ratings and revenues will return to the levels achieved while the station was an ABC affiliate.

Total operating expenses, including expenses related to engineering, news, production, programming, selling, general and administrative expenses, amortization of programming rights, trade and barter expenses and depreciation and amortization of intangibles, increased to $28,960,000 for the year ended December 31, 1997 from $27,111,000 for the year ended December 31, 1996, an increase of $1,849,000 and 7%. The increase resulted primarily from an increase in cash operating expenses and trade and barter expenses. The increase in cash operating expenses resulted primarily from the additional selling, promotion, news and repair expenses related to improvements to the television and radio stations' operations.

Since the station did not achieve the net revenue guaranty amount for 1997 as described in its agreement with FOX, the station received its second $750,000 payment from FOX in January 1998. The Company believes it is unlikely that it will need to repay any of these amounts to FOX in future years based on the terms of the agreement.

Interest expense increased to $14,566,000 for the year ended December 31, 1997 from $13,187,000 for the year ended December 31, 1996, an increase of $1,379,000 and 10%. The increase resulted primarily from the effects of compounding on the Senior Discount Notes and the Junior Subordinated Note.

The Company incurred a net loss of $12,953,000 for the year ended December 31, 1997 compared to a net loss of $10,593,000 for the year ended December 31, 1996. The increase in the loss resulted primarily from the items discussed above.


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

Since the station did not achieve the net revenue guaranty amount as described in its agreement with FOX, the station received its first $750,000 payment from FOX in 1996. The Company believes it is unlikely that it will need to repay any of these amounts to FOX in future years. Petracom is unable to predict when, and if at all, WTVW-TV's ratings and revenues will return to the levels achieved while the station was an ABC affiliate.

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

The Company incurred a net loss of $10,593,000 for the year ended December 31, 1996 compared to a net loss of $4,413,000 for the year ended December 31, 1995. The increase in the loss resulted primarily from the items discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of capital has been cash flow from operations. Operating cash flow decreased to $8,932,000 for the year ended December 31, 1997 from $9,949,000 for the year ended December 31, 1996. The decrease resulted primarily from the increase in expenses as discussed above. Operating cash flow for this purpose is defined as income from operations, excluding trade and barter, plus depreciation and amortization of intangibles and programming rights less payments for programming rights. Although operating cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles (GAAP), the Company believes that operating cash flow is useful to investors to measure the Company's ability to service debt and as a measure of the Company's performance under the various covenants of its borrowings.

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

As of December 31, 1997, Petracom had $43,171,000 in outstanding indebtedness under its $50,000,000 term bank credit facility and $3,800,000 in outstanding indebtedness under its $5,000,000 revolving bank credit facility, collectively, (the "Bank Credit Facility").

During the year ended December 31, 1997, the Company made interest payments of $4,476,000 under its Bank Credit Facility. Scheduled principal payments of $1,500,000 were made under the term bank credit facility for the year ended December 31, 1997. Principal payments under the Bank Credit Facility are scheduled to continue quarterly with final payment due September 30, 2002.

As of December 31, 1997, Petracom had $37,517,000 in outstanding indebtedness under its 17.5% Senior Discount Notes with warrants. The amount due under the Senior Discount Notes includes $12,517,000 of accrued interest at December 31, 1997. No interest or principal payments were required under the Senior Discount Notes for the year ended December 31, 1997. Cash interest payments on the Senior Discount Notes may begin after August 1,1998 and must begin after August 1, 2000, but the Company expects to issue promissory notes in lieu of cash interest payments during the period from August 1998 through August 2000. The Senior Discount Notes mature on February 1, 2003.

As of December 31, 1997, Petracom had $21,413,000 in outstanding indebtedness under its Junior Subordinated Note. The amount due under the Junior Subordinated
Note includes $7,912,000 of accrued interest at December 31, 1997. No interest or principal payments were required under the Junior Subordinated Note for the year ended December 31, 1997. Interest on the Junior Subordinated Note will accrue and be added to the unpaid balance until maturity on August 1, 2003.

'


During the year ended December 31, 1997 the Company purchased $954,000 of capital equipment and made payments for broadcast program rights of $1,593,000.

ITEM 8.  FINANCIAL STATEMENTS.
                          See index on page F-1 hereof

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.
                                      None



                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                                                                        YEARS WITH
NAME                         AGE            POSITION                                      COMPANY
----                         ---            --------                                    ----------
Henry A. Ash                  57            President, Director                              8

Gregory H. Graber             49            Vice President, Chief Operating                  8
                                            Officer

Howard R. Trickey             73            Executive Vice President of Operations           8

Joseph M. Fry                 40            Vice President, Chief Financial Officer,         2
                                            Treasurer and Assistant Secretary



ITEM 11.  EXECUTIVE COMPENSATION.


                           SUMMARY COMPENSATION TABLE

                                                                                   ANNUAL
                                                                      ----------------------------
NAME, PRINCIPAL POSITION                             YEAR             SALARY    BONUS     OTHER (1)
------------------------                             ----             ------    -------   ---------
Henry A. Ash, President                              1997            $250,221   $     -    $  1,910
                                                     1996            $193,638   $     -       1,918

Gregory H. Graber, Chief Operating Officer           1997             182,157    15,000       2,375
                                                     1996             163,273    20,000       2,375

Howard R. Trickey, Executive Vice President          1997              61,872     8,000         990
                                                     1996              44,367     8,000       2,000

Joseph M. Fry, Chief Financial Officer               1997             124,167    15,000       1,951
                                                     1996              96,954    15,000       1,312

(1) Represents matching Company contributions under the Company's Employees' Savings (401(k)) Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.


PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of March 31, 1998 with respect to beneficial owners of 5% or more of the Company's Class A Voting Common Stock, on a fully-diluted basis, before and after conversion of all outstanding Class B Non-Voting Common Stock and Class C Non-Voting Common Stock into Class A Voting Common Stock:


                                                           Before Conversion               After Conversion(1)
Name and Address of Beneficial Owner                      Number / Percentage             Number / Percentage
------------------------------------                      -------------------             -------------------
Henry A. Ash(2)
1527 N. Dale Mabry Hwy.
Suite 105
Lutz, Florida  33549                                        240,000(3) / 100%                 240,000 / 60%

Fox Television Stations, Inc.
5746 Sunset Boulevard
Los Angeles, California  90028                                  0 / 0%                      60,000(4) / 15.0%(5)

Putnam Investment Management, Inc.(6)
One Post Office Square
Boston, Massachusetts  02110                                    0 / 0%                     100,000(7) / 25.0%(8)
                                                          -------------------              ---------------------


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

MANAGEMENT

The following table sets forth the number and percentage of shares of the equity securities of the Company beneficially owned by each director and each executive officer and by all directors and executive officers as a group, as of March 31, 1998.





                                          Number of           Percent of
NAMES OF BENEFICIAL OWNER              Class A Shares            Class
-------------------------              --------------         ----------
Henry A. Ash(1)                           240,000                100%
 1527 N. Dale Mabry Hwy.
 Suite 105
 Lutz, Florida  33549

All Directors and Executive               240,000                100%
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

Pursuant to its Certificate of Incorporation, the Company has authority to issue 1,000,000 shares of capital stock in three classes, as follows:

         (i) 700,000 shares of Class A Voting Common Stock, $.01 par value per share;

         (ii) 100,000 shares of Class B Non-Voting Common Stock, $.01 par value per share; and

         (iii) 200,000 shares of Class C Non-Voting Common Stock, $.01 par value per share.

The Class A Voting Common Stock shares are the only shares entitled to vote on matters on which the shareholders are entitled to vote, with one vote per share. Holders of Class B Non-Voting Common Stock and Class C NonVoting Common Stock are not entitled to vote on any matters, other than voting as a class on amendments to Article IV of the Company' Certificate of Incorporation (Capital Structure) or any other provision of the Certificate of Incorporation which may adversely affect the rights or such stock. Each class may receive dividends as declared by the Board of Directors, and are equally entitled to assets upon liquidation or dissolution.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                                      None

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

FINANCIAL STATEMENTS AND SCHEDULES
See index on page F-1 hereof

REPORTS ON FORM 8-K

Current Report on Form 8-K filed October 10, 1997 reporting under Item 5 that the sole owner of the voting common stock of Petracom Holdings, Inc. had entered into an agreement to sell all of its voting common stock of the Company.

Current Report on Form 8-K filed March 31, 1998 reporting under Item 5 that in connection with the pending sale of the voting common stock of Petracom Holdings, Inc., by its sole owner, the Company had entered into an agreement to sell the assets of its radio stations.

PETRACOM HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Report of Independent Accountants                                       F-2

Consolidated Balance Sheets at December 31, 1996 and 1997               F-3

Consolidated Statements of Operations for the years ended
   December 31, 1995, 1996 and 1997                                     F-4

Consolidated Statements of Cash Flows for the years ended
   December 31, 1995, 1996 and 1997                                     F-5

Consolidated Statements of Stockholder's Deficit for the years
   ended December 31, 1995, 1996 and 1997                               F-6

Notes to Consolidated Financial Statements                              F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


March 6, 1998

To the Board of Directors and Stockholders of Petracom Holdings, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows, and of stockholders' deficit present fairly, in all material respects, the financial position of Petracom Holdings, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/  Price Waterhouse LLP
-------------------------
Price Waterhouse LLP
Atlanta, GA

PETRACOM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(IN 000'S EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                     DECEMBER 31,
                                                                                 1996            1997
ASSETS
Current assets
   Cash and cash equivalents                                                   $  1,831        $  1,164
   Accounts receivable, less allowance for doubtful accounts
      of $602 and $605, respectively                                              5,861           5,740
   Trade receivables                                                                375             213
   Current portion of broadcast program rights                                    1,825           2,347
   Prepaid expenses and other current assets                                        884           1,503
                                                                               --------        --------
          Total current assets                                                   10,776          10,967

Property and equipment, net                                                      12,351          11,452
Broadcast program rights                                                          1,341           1,918
Intangible assets, net                                                           61,023          55,143
                                                                               --------        --------

          Total assets                                                         $ 85,491        $ 79,480
                                                                               ========        ========

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES
   AND STOCKHOLDERS' DEFICIT
Current liabilities
   Current portion of long-term debt                                           $  1,603        $  4,700
   Current portion of broadcast program rights contracts payable                  2,041           2,320
   Accounts payable                                                                 924             789
   Accrued expenses                                                                 983             880
   Income taxes payable                                                               -              52
   Trade payables                                                                   710             674
   Accrued interest                                                                 179               -
                                                                               --------        --------
          Total current liabilities                                               6,440           9,415

Broadcast program rights contracts payable                                        1,247           1,962
Long-term debt                                                                   97,198         100,920
                                                                               --------        --------
          Total liabilities                                                     104,885         112,297
                                                                               --------        --------

Mandatorily redeemable securities
   Class B, non-voting, common stock, $.01 par value, 100,000
      shares authorized, 60,000 shares issued and outstanding                     1,966           2,379
   Warrants                                                                         827           4,000
                                                                               --------        --------
          Total mandatorily redeemable securities                                 2,793           6,379
                                                                               --------        --------

Stockholders' deficit
   Class A, voting, common stock, $.01 par value, 700,000
      shares authorized, 240,000 shares issued and outstanding                        3               3
   Class C, non-voting, common stock, $.01 par value, 200,000
      shares authorized, no shares issued and outstanding                             -               -
   Accumulated deficit                                                          (22,190)        (39,199)
                                                                               --------        --------
          Total stockholders' deficit                                           (22,187)        (39,196)
                                                                               --------        --------

Commitments and contingencies (Note 10)                                               -               -
                                                                               --------        --------

          Total liabilities, mandatorily redeemable securities
             and stockholders' deficit                                         $ 85,491        $ 79,480
                                                                               ========        ========




   The accompanying notes are an integral part of these financial statements.

PETRACOM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(IN 000'S)

                                                         YEARS ENDED DECEMBER 31,
                                                    1995           1996           1997
                                                 ----------     ----------     ----------
Revenues                                         $   17,550     $   32,224     $   32,101
   Less - commissions                                (2,618)        (4,728)        (3,887)
                                                 ----------     ----------     ----------
                                                     14,932         27,496         28,214
Barter and trade revenues                             2,171          2,486          2,675
                                                 ----------     ----------     ----------
      Total net revenues                             17,103         29,982         30,889
                                                 ----------     ----------     ----------

Expenses
   Operating                                            775          1,395          1,572
   Selling, general and administrative                7,100         12,228         13,526
   Programming                                        4,416          6,379          6,829
   Depreciation and amortization                      3,170          7,109          7,033
                                                 ----------     ----------     ----------
                                                     15,461         27,111         28,960
                                                 ----------     ----------     ----------
Income from operations                                1,642          2,871          1,929

Other expense
   Interest expense                                  (5,532)       (13,187)       (14,566)
   Other                                               (250)           (95)          (155)
                                                 ----------     ----------     ----------
Loss before income taxes                             (4,140)       (10,411)       (12,792)

Provision for income taxes                             (273)          (182)          (161)
                                                 ----------     ----------     ----------

Net loss                                         $   (4,413)    $  (10,593)    $  (12,953)
                                                 ==========     ==========     ==========


   The accompanying notes are an integral part of these financial statements.

PETRACOM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN 000'S)

                                                                        YEARS ENDED DECEMBER 31,
                                                                   1995           1996           1997
                                                                ----------     ----------     ----------
Cash flows from operating activities
   Net loss                                                     $   (4,413)    $  (10,593)    $  (12,953)
   Adjustments to reconcile net loss to
      net cash provided by operating activities
        Depreciation                                                   955          1,954          1,885
        Amortization of intangible assets                            2,215          5,155          5,148
        Amortization of deferred financing costs                       321            718            732
        Amortization of debt discount                                    -              -            122
        Amortization of broadcast program rights                       986          1,464          1,488
        Loss on sale of property and equipment                           -              -              4
        Payments for broadcast program rights                         (793)        (1,477)        (1,593)
        Trade revenue/expense, net                                      51            (18)            75
        Deferred federal income taxes                                  236              -              -
        Changes in assets and liabilities, net of
          the effect of acquisitions
             Accounts receivable                                      (732)          (460)           121
             Prepaid expenses and other current assets                (493)          (196)          (619)
             Accounts payable                                          324            234           (135)
             Accrued expenses                                          724           (161)          (103)
             Income taxes payable                                      (29)          (105)            52
             Accrued interest, including interest
              included in long-term debt                             3,683          7,415          9,326
                                                                ----------     ----------     ----------
               Net cash provided by operating activities             3,035          3,930          3,550
                                                                ----------     ----------     ----------

Cash flows from investing activities
   Acquisition of television stations                              (84,005)             -              -
   Capital expenditures                                               (616)          (750)          (954)
   Additions to intangible assets                                        -            (63)             -
   Proceeds from sale of property and equipment                        306              -             16
                                                                ----------     ----------     ----------
               Net cash used for investing activities              (84,315)          (813)          (938)
                                                                ----------     ----------     ----------

Cash flows from financing activities
   Proceeds from long-term debt                                     91,788          3,600          1,000
   Payments on long-term debt                                       (4,763)        (7,066)        (3,809)
   Issuance of mandatorily redeemable securities                     2,212              -              -
   Repurchase of preferred stock                                    (5,907)             -           (470)
                                                                ----------     ----------     ----------
               Net cash provided by (used for) financing
                activities                                          83,330         (3,466)        (3,279)
                                                                ----------     ----------     ----------

Increase (decrease) in cash and cash equivalents                     2,050           (349)          (667)

Cash and cash equivalents, beginning of year                           130          2,180          1,831
                                                                ----------     ----------     ----------

Cash and cash equivalents, end of year                          $    2,180     $    1,831     $    1,164
                                                                ==========     ==========     ==========

Supplemental disclosure of cash flow information
   Cash paid during the period for interest                     $    1,528     $    5,032     $    4,524
                                                                ==========     ==========     ==========

   Cash paid during the period for income taxes                 $       67     $      287     $      109
                                                                ==========     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

PETRACOM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(IN 000'S EXCEPT SHARE AMOUNTS)


                                              CLASS A
                                            COMMON STOCK       PREFERRED STOCK      COMMON STOCK         ACCUMULATED
                                           SHARES   AMOUNT    SHARES     AMOUNT    SHARES    AMOUNT       DEFICIT        TOTAL

Balance, December 31, 1994                       -  $    -     100,000   $    1      50,000  $    5    $      (697)    $    (691)

Repurchase of preferred stock (Note 9)           -       -     (99,000)      (1)          -       -         (5,906)       (5,907)

Recapitalization on August 1, 1995
   Petracom, Inc. shares retired                 -       -      (1,000)       -     (50,000)     (5)             -            (5)
   Petracom Holdings, Inc.
      shares issued                        240,000       3           -        -           -       -              -             3

Dividends accrued on mandatorily
   redeemable securities                         -       -           -        -           -       -           (125)         (125)

Net loss - 1995                                  -       -           -        -           -       -         (4,413)       (4,413)
                                           -------  ------    --------   ------    --------  ------    -----------     ---------

Balance, December 31, 1995                 240,000       3           -        -           -       -        (11,141)      (11,138)

Dividends accrued on mandatorily
   redeemable securities                         -       -           -        -           -       -           (341)         (341)

Accretion recorded on warrants                   -       -           -        -           -       -           (115)         (115)

Net loss - 1996                                  -       -           -        -           -       -        (10,593)      (10,593)
                                           -------  ------    --------   ------    --------  ------    -----------     ---------

Balance, December 31, 1996                 240,000       3           -        -           -       -        (22,190)      (22,187)

Repurchase of preferred stock (Note 9)           -       -           -        -           -       -           (470)         (470)

Dividends accrued on mandatorily
   redeemable securities                         -       -           -        -           -       -           (413)         (413)

Accretion recorded on warrants                   -       -           -        -           -       -         (3,173)       (3,173)

Net loss - 1997                                  -       -           -        -           -       -        (12,953)      (12,953)
                                           -------  ------    --------   ------    --------  ------    -----------     ---------
Balance, December 31, 1997                 240,000  $    3           -        -    $      -            $   (39,199)    $ (39,196)
                                           -------  ------    --------   ------    --------  ------    -----------     ---------

   The accompanying notes are an integral part of these financial statements.

PETRACOM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BACKGROUND, RECAPITALIZATION AND ACQUISITIONS

         BACKGROUND
         Petracom Holdings, Inc. and its subsidiaries own and operate five network-affiliated broadcast television stations located in Illinois, Indiana, Texas, Louisiana and Missouri and four radio stations located in Texas.

         The consolidated financial statements include the accounts of Petracom Holdings, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

         RECAPITALIZATION
         Effective August 1, 1995, the sole common stockholder of Petracom, Inc. exchanged all outstanding common stock of Petracom, Inc. for 100% of the outstanding shares of the Company, which totaled 240,000 shares of Class A voting common stock. The shares were subsequently contributed to Petracom Equity Partners, L.P. As a result of the exchange of shares, Petracom, Inc. became a wholly-owned subsidiary of the Company. The acquisition of Petracom, Inc. has been accounted for as a recapitalization with no change in the historical basis of assets and liabilities.

         ACQUISITIONS
         On August 1, 1995, the Company acquired substantially all the assets of four television stations for $77,200,000, plus acquisition costs of $6,805,000 and liabilities assumed of $3,064,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of these television stations have been included in the consolidated financial statements from the date of the acquisition. The acquisition was financed with a $50,000,000 term loan, a $4,000,000 revolving credit facility, $25,000,000 of Senior Discount Notes with warrants and a $13,500,000 Subordinated Note, as well as the sale of 60,000 shares of Class B non-voting common stock for $1,500,000. The Company was required to exchange publicly registered notes (the "Exchange Notes") for the Senior Discount Notes. The exchange occurred on March 1, 1996.

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

         BARTER AND TRADE TRANSACTIONS
         The Company barters advertising time for certain programming. These transactions are recorded at the fair value of the advertising time involved as determined by management. At December 31, 1996 and 1997, broadcast program rights and broadcast program rights contracts payable include $1,021,000 and $1,400,000, respectively, for program material obtained through barter arrangements.

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

         IMPAIRMENT OF LONG-LIVED ASSETS
         The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of ("FAS 121"). FAS 121 states that if the carrying value of an asset, including associated intangibles, exceeds the sum of estimated undiscounted cash flows from the operation of the asset, an impairment loss should be recognized for the difference between the asset's estimated fair value and carrying value.

         DEFERRED FINANCING COSTS
         Deferred financing costs represent costs incurred in obtaining long-term financing. These costs are expensed as interest over the lives of the related loans, using the effective interest method.

         INTEREST RATE RISK MANAGEMENT
         The Company enters into interest rate cap and floor agreements with commercial banks to mitigate the risk of possible changing interest rates. These agreements are designated as hedges of interest rates, and the differential to be paid or received on the agreements is accrued as an adjustment to interest expense. The Company is exposed to credit loss in the event of nonperformance by the other parties to the agreements; however, the Company does not anticipate nonperformance by the counterparties.

PETRACOM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         INCOME TAXES
         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income taxes are provided for differences in the treatment of income and expense items for financial reporting and income tax purposes. A valuation allowance is provided for deferred income taxes for which the future utilization is not reasonably assured.

         EARNINGS PER SHARE
         As a result of the recapitalization of the Company as discussed in Note 1, historical earnings per share for the year ended December 31, 1995 is not meaningful and therefore has not been presented. Pro forma earnings per share for the year ended December 31, 1995 is disclosed in
         Note 11, as well as historical earnings per share for the years ended December 31, 1996 and 1997.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The carrying amounts of cash and cash equivalents, accounts receivable, broadcast program rights, accounts payable and accrued expenses approximate fair value due to the short maturity of those instruments. The Company believes the December 31, 1996 and 1997 value of the Exchange Notes, the Subordinated Note and the mandatorily redeemable securities approximate fair value as there has been no significant fluctuation in market interest rates since the recapitalization of the Company during fiscal 1995. The fair value of cash program rights contracts payable approximates $2,000,000 and $2,500,000 at December 31, 1996 and 1997, respectively, based on the Company's incremental borrowing rate.

         RECLASSIFICATION
         Certain prior year amounts have been reclassified to conform with the current year's presentation.


3.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in 000's):


                                                                          DECEMBER 31,
                                                                        1996        1997

                   Broadcasting equipment                             $ 12,996    $ 13,057
                   Land, buildings and improvements                      3,176       3,238
                   Furniture and other equipment                         1,253       1,990
                   Construction in progress                                 21          14
                                                                      --------    --------
                                                                        17,446      18,299
                   Less - accumulated depreciation and amortization     (5,095)     (6,847)
                                                                      --------    --------

                   Property and equipment, net                        $ 12,351    $ 11,452
                                                                      ========    ========

PETRACOM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       INTANGIBLE ASSETS

         Intangible assets consist of the following (in 000's):


                                                   AMORTIZATION
                                                      PERIOD                   DECEMBER 31,
                                                      (YEARS)            1996             1997
      FCC license                                       15            $     40,079     $     40,079
      Network affiliation agreements                    10                  23,290           23,290
      Deferred financing costs                        6 to 8                 5,313            5,313
      Other                                              5                     704              704
                                                                      ------------     ------------
                                                                            69,386           69,386
      Less - accumulated amortization                                       (8,363)         (14,243)
                                                                      ------------     ------------

      Intangible assets, net                                          $     61,023     $     55,143
                                                                      ------------     ------------

5.      LONG-TERM DEBT

        Long-term debt consists of the following (in 000's):


                                                      DECEMBER 31,
                                                   1996         1997

                  Term loan                     $  44,671    $  43,171

                  Revolving credit facility         5,000        3,800

                  Exchange Notes                   31,728       37,517
                  Less - unamortized discount        (712)        (590)
                                                ---------    ---------
                                                   31,016       36,927

                  Subordinated Note                17,696       21,413

                  Other                               418          309
                                                ---------    ---------
                                                   98,801      105,620

                  Less - current maturities        (1,603)      (4,700)
                                                ---------    ---------

                                                $  97,198    $ 100,920
                                                =========    =========


         The term loan accrues interest at the LIBOR rate plus a variable margin (8.69% at December 31, 1997). Quarterly principal payments are due in varying amounts ranging from $1,000,000 to $4,724,000, with the balance due September 30, 2002. Interest payments are due quarterly or upon expiration of each LIBOR contract, if earlier.

PETRACOM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The revolving credit facility accrues interest at the same rate and payment terms as the term loan. The $5,000,000 revolving credit facility availability will be reduced by $2,500,000 on June 30, 2002 and $2,500,000 on September 30, 2002.

         The term loan and revolving credit facility are collateralized by substantially all of the Company's assets.

         At December 31, 1997, the Company has several interest rate agreements with a notional principal amount of $28,500,000 related to the term loan and revolving credit facility which established LIBOR interest rate caps and floors. The interest rate agreements establish caps at 8.00% and floors at 4.99% to 5.48%. The agreements expire from August to September 1998.

         The Exchange Notes accrue interest at 17.5% per annum. Interest will accrete on the unpaid balance through August 1, 1998 and will be payable in cash thereafter until maturity on February 1, 2003, unless such payment of cash interest would not be allowed under the term loan and revolving credit facility agreements, in which case such interest may be paid in kind by issuing additional notes up to $20,000,000 accruing interest at 17.75%. The note balance as of December 31, 1996 and 1997 includes interest of $6,728,000 and $12,517,000, respectively.

         The Exchange Notes were issued with detachable warrants to purchase shares of the Company's Class C non-voting common stock. An estimated value of $712,000 was assigned to the warrants resulting in a discount of the same amount on the Exchange Notes.

         The Subordinated Note accrues interest at 20% per annum. Interest will accrue and be added to the unpaid balance until maturity on August 1, 2003. The note balance as of December 31, 1996 and 1997 includes interest of $4,196,000 and $7,912,000, respectively.

         These agreements contain various restrictive covenants including the maintenance of certain financial ratios and restrictions on the incurrence of additional debt, making dividend payments, sales of stock or assets and certain other transactions. The Company is in compliance with these debt covenants, as amended, at December 31, 1997.


         At December 31, 1997, aggregate principal maturities of long-term debt are as follows (in 000's):


               1998                                                                       $   4,700
               1999                                                                           6,088
               2000                                                                           8,141
               2001                                                                          11,000
               2002                                                                          17,972
               Thereafter                                                                    57,719
                                                                                          ---------
                                                                                          $ 105,620
                                                                                          =========

PETRACOM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The Exchange Notes were issued with detachable warrants to purchase shares of the Company's Class C non-voting common stock. The number of warrants granted will depend on the future cash flows of the Company with the minimum and maximum number of warrants being granted ranging from 33,000 to 100,000, respectively. There were 100,000 warrants issued and outstanding as of December 31, 1996 and 1997. The number of warrants issued can be reduced in future periods if the Company meets certain operating results as defined in the agreement. The warrants are exercisable at $0.01 per share commencing August 1, 1998 or at an earlier date depending on certain transactions occurring as defined in the agreement. These transactions include an initial public offering, a merger, sale or change in control of the Company and certain other transactions. The warrants may be redeemed for cash at their fair market value at the option of the warrant holder after February 1, 2003 or at an earlier date depending on certain transactions occurring as defined in the agreement. The warrants expire on August 1, 2005.

7.       INCOME TAXES

         The income tax expense consists of the following (in 000's):


                                      YEARS ENDED DECEMBER 31,
                                    1995        1996        1997
                Current
                  Federal          $(197)      $  --       $  --
                  State              (13)       (182)       (161)
                Deferred             (63)         --          --
                                   -----       -----       -----

                                   $(273)      $(182)      $(161)
                                   =====       =====       =====

PETRACOM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The provision for income tax expense differs from the U.S. federal statutory tax rate as a result of the following differences (in 000's):


                                                                              YEARS ENDED DECEMBER 31,
                                                                          1995          1996          1997

                U.S. federal statutory tax rate, applied to
                  loss before income taxes, of 34%                     $(1,408)      $(3,540)      $(4,349)
                Increase (decrease) in taxes resulting from
                  utilization of net operating loss carryforwards         (102)           --            --
                Increase in valuation allowance                          1,357         2,600         3,268
                Nondeductible interest expense                             351           949         1,172
                State taxes, net                                            --           120           106
                Other permanent differences                                 75            53           (36)
                                                                       -------       -------       -------
                                                                       $   273       $   182       $   161
                                                                       =======       =======       =======

         The deferred tax assets (liabilities) were comprised of the following (in 000's):


                                                                              DECEMBER 31,
                                                                           1996          1997
                   Assets
                     Accrued interest                                   $ 2,456       $ 4,593
                     Net operating loss carryforwards                     1,454         2,496
                     Amortization of intangible assets                      742         1,148
                     Alternative minimum tax credit carryforwards            64            64
                     Bad debt provision                                      94            95
                                                                        -------       -------
                                                                          4,810         8,396
                   Liabilities
                     Depreciation of property, plant and equipment         (948)       (1,266)
                                                                        -------       -------
                                                                          3,862         7,130
                   Less - valuation allowance                            (3,862)       (7,130)
                                                                        -------       -------

                                                                        $    --       $    --
                                                                        =======       =======


         The Company has provided a full valuation allowance for net deferred tax assets as the realization of these future benefits is not reasonably assured at December 31, 1997.

PETRACOM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       EMPLOYEE BENEFIT PLANS

         STOCK OPTION PLAN
         Officers and certain other key employees of the Company are eligible to participate in the 1996 Option Plan (the "Plan") of Petracom Equity Partners, L.P. (the "Partnership"), the owner of the 240,000 outstanding shares of Class A common stock. Pursuant to the Plan, participants may receive rewards of nonqualified options to purchase Class C Limited Partnership interests in the Partnership. No options have been awarded under the Plan. Under the terms of the Plan, the option price will be equal to the fair value of the stock at the date of the grant.

         PENSION PLAN
         The Company sponsors a defined contribution 401(k) retirement plan covering substantially all of its employees. Contributions to the 401(k) retirement plan are determined annually by the Company and totaled $36,000, $80,000 and $98,000 for the years ended December 31, 1995, 1996, and 1997, respectively.


9.       PREFERRED STOCK

         On August 1, 1995, all of the outstanding 50,000 shares of the Class B preferred stock and 49,000 shares of the Class A preferred stock of Petracom, Inc. were repurchased for $5,907,000. The remaining 1,000 shares of Class A preferred stock in a subsidiary of the Company were repurchased in 1997.


10.      COMMITMENTS AND CONTINGENCIES

         BROADCAST PROGRAM RIGHTS
         At December 31, 1997, the Company has executed contracts for broadcast program rights totaling approximately $1,717,000 for which the broadcast period has not yet begun. Accordingly, the asset and related liability are not recorded at December 31, 1997.

         LEASES
         The Company has operating lease agreements for broadcast studios, office space and tower sites. Rent expense for the years ended
         December 31, 1995, 1996 and 1997 totaled $125,000, $220,000 and
         $261,000, respectively. Minimum required annual payments under noncancelable operating leases are approximately as follows (in 000's):



               1998                                                                  $  159
               1999                                                                      64
               2000                                                                      43
               2001                                                                      14
               2002                                                                      11
               Thereafter                                                               289
                                                                                     ------
                                                                                     $  580
                                                                                     ======

                                      F-15

PETRACOM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FOX GUARANTEE
         Fox Television Stations, Inc. ("FOX") has given the Company certain guarantees pertaining to the net revenues of one of the Company's television stations after it became a FOX affiliate on December 4, 1995. FOX will pay the Company a total of $1,500,000 for the first two years after the station's switch to FOX affiliation, subject to reduction in such payments by which the station's net revenues exceed certain amounts each year as defined in the agreement. However, the Company must repay these amounts to FOX if net revenues exceed certain established thresholds in the subsequent three year period. The Company recognized $812,500 and $687,500 related to this agreement for the years ended December 31, 1996 and 1997. At December 31, 1997, a receivable from FOX in the amount of $750,000 is included in other current assets. No contingent liability has been recorded as management believes that these guarantees will not be paid back to FOX, based on the Company's revenue projections.

         ADVERTISING EXPENSE
         Advertising expense for the years ended December 31, 1995, 1996 and 1997 totaled $409,000, $464,000 and $681,000, respectively.

         STOCK PURCHASE AGREEMENT
         On September 30, 1997, the sole owner of the voting common stock of the Company entered into an agreement to sell 100% of the outstanding common stock of the Company. The agreement is subject to various conditions including primarily, regulatory approval. The transaction is expected to close in April, 1998.


11.      EARNINGS PER SHARE

         The following table reflects the primary earnings per share for the year ended December 31, 1997. Additionally, the table reflects the unaudited pro forma combined results of operations of the Company assuming that the August 1, 1995 acquisition of the television stations occurred at the beginning of 1995 (in 000's except per share information):


                                                      YEARS ENDED DECEMBER 31,
                                                   1995         1996           1997

             Net revenue                       $ 29,244       $ 29,982       $ 30,889
             Net loss                           (11,187)       (10,593)       (12,953)
             Loss per share applicable to
               common shareholders               (38.29)        (44.14)        (53.97)



         The pro forma information does not purport to be indicative of the results which would have been obtained had the acquisition occurred on the dates indicated or to project those that will be realized in the future.

PETRACOM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      SUBSEQUENT EVENT

         On March 6, 1998, the Company entered into an agreement to sell substantially all of the assets of its radio stations. This transaction is expected to close in April, 1998.

SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PETRACOM HOLDINGS, INC.


                                          By    /s/ HENRY A. ASH
                                            ---------------------------------
                                                Henry A. Ash
                                                President
                                          Date: April 11, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 11, 1998.


  /s/ HENRY A. ASH        President and Director (principal executive officer
------------------------    and sole director)
      Henry A. Ash


 /s/ JOSEPH M. FRY        Vice President, Chief Financial Officer, Treasurer
----------------------      and Assistant Secretary (principal financial officer
     Joseph M. Fry          and principal accounting officer)





SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15 (D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy materials have been sent to security-holders of the company

                               INDEX TO EXHIBITS

Exhibit No.       Description
-----------       -----------
    27            Financial Data Schedule (for SEC use only)