Form 10-Q
period 1998-03-31
PETRACOM HOLDINGS INC
filed 1998-05-11
CIK 1002924

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         MARCH 31, 1998 OR
[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         ______________________________to___________________________________

                         Commission file number 33-98756

                             PETRACOM HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                               59-3324165
(State or other jurisdiction of incorporation or organization)         (I.R.S. employer identification no.)

1527 N DALE MABRY HWY, SUITE 105, LUTZ, FL                             33549
(Address of principal executive offices)                               (Zip code)

                                                      (813) 948-2554
                                   (Registrant's telephone number, including area code)


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

240,000 shares of Class A Voting Common Stock, par value $.01 per share, and 60,000 shares of Class B Non-Voting Common Stock, par value $.01 per share, were outstanding at May 5, 1998.

                             PETRACOM HOLDINGS, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                 March 31, 1998

                                                                               Page
                                                                              Number
                                                                              ------

PART I. - FINANCIAL INFORMATION
          ---------------------

         Item 1.  Financial Statements (unaudited)
                  --------------------------------

         Consolidated Balance Sheets at March 31, 1998
         and December 31, 1997                                                  3

         Consolidated Statements of Operations for the
         three months ended March 31, 1998 and 1997                             4

         Consolidated Statements of Cash Flows for the
         three months ended March 31, 1998 and 1997                             5

         Notes to Consolidated Financial Statements                             6-7

         Item. 2.  Management's Discussion and Analysis of
                   ---------------------------------------
                   Financial Condition and Results of Operations                8
                   ---------------------------------------------

PART II. - OTHER INFORMATION
           -----------------
         Item 6.  Reports on Form 8-K                                           9

         Signatures                                                             10

PETRACOM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS  (in 000's)
--------------------------------------------------------------------------------

                                                                                    (Unaudited)
                                                                      DECEMBER 31,   MARCH 31,
                                                                          1997          1998
ASSETS
Current assets
   Cash and cash equivalents                                          $     1,164    $   1,675
   Accounts receivable, less allowances of $605 and $613                    5,740        4,818
   Trade receivables                                                          213          281
   Current portion of broadcast program rights                              2,347        2,117
   Prepaid expenses and other current assets                                1,503          691
                                                                        ---------    ---------
           Total current assets                                            10,967        9,582

Property and equipment, net                                                11,452       11,434
Broadcast program rights                                                    1,918        1,719
Intangible assets, net                                                     55,143       53,675
                                                                        ---------    ---------
           Total assets                                                 $  79,480    $  76,410
                                                                        =========    =========

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES
 AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable and accrued expenses                                $   1,669    $   1,419
   Income taxes payable                                                        52           18
   Trade payables                                                             674          704
   Accrued interest                                                            --           --
   Current portion of broadcast program rights contracts payable            2,320        2,124
   Current portion of long-term debt                                        4,700        4,681
                                                                        ---------    ---------
           Total current liabilities                                        9,415        8,946

Broadcast program rights contracts payable                                  1,962        1,686
Long-term debt                                                            100,920      102,618
                                                                        ---------    ---------
           Total liabilities                                              112,297      113,250
                                                                        ---------    ---------

Mandatorily redeemable securities
   Class B, non-voting, common stock                                        2,379        2,496
   Warrants                                                                 4,000        4,000
                                                                        ---------    ---------
           Total mandatorily redeemable securities                          6,379        6,496
                                                                        ---------    ---------

Stockholders' deficit
   Class A, voting, common stock                                                3            3
   Accumulated deficit                                                    (39,199)     (43,339)
                                                                        ---------    ---------
           Total stockholders' deficit                                    (39,196)     (43,336)
                                                                        ---------    ---------


           Total liabilities, mandatorily redeemable securities and
              stockholders' deficit                                     $  79,480    $  76,410
                                                                        =========    =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

PETRACOM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)  (in 000's)
--------------------------------------------------------------------------------


                                                           THREE MONTHS ENDED MARCH 31,
                                                              1997              1998

Revenues                                                   $ 6,939              $ 7,551
   Less - agency and national representative commissions    (1,005)              (1,028)
                                                           -------              -------
                                                             5,934                6,523
   Barter and trade revenues                                   501                  589
                                                           -------              -------
      Total net revenues                                     6,435                7,112
                                                           -------              -------

Expenses
   Operating                                                   384                  401
   Selling, general and administrative                       2,923                3,240
   Programming                                               1,525                1,682
   Depreciation and amortization                             1,763                1,755
                                                           -------              -------
                                                             6,595                7,078
                                                           -------              -------
Income from operations                                        (160)                  34

Other expenses
   Interest expense                                          3,455                3,927
   Other expenses                                               43                   92
                                                           -------              -------

Loss before income taxes                                    (3,658)              (3,985)

Provision for income taxes                                      40                   36
                                                           -------              -------
Net loss                                                   $(3,698)             $(4,021)
                                                           =======              =======


Net loss per Class A Common Voting Shares outstanding      $   (15)             $   (17)


        The accompanying notes are an integral part of these consolidated financial statements.

PETRACOM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)  (in 000's)
--------------------------------------------------------------------------------


                                                       THREE MONTHS ENDED MARCH 31,
                                                          1997                1998
Cash flows from operating activities
   Net loss                                            $(3,698)             $(4,021)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation                                        473                  470
       Amortization of intangible assets                 1,288                1,285
       Amortization of deferred financing costs            180                  183
       Amortization of debt discount                        --                   24
       Amortization of broadcast program rights            326                  374
       Payments for broadcast program rights              (358)                (417)
       Net trade position                                  (18)                 (40)
       Changes in assets and liabilities
          Accounts receivable                            1,072                  922
          Prepaid expenses and other current assets       (179)                 812
          Accounts payable and accrued expenses           (187)                (250)
          Income taxes payable                              40                  (34)
          Accrued interest, including interest
           included in long-term debt                    2,106                2,673
                                                       -------              -------
           Net cash provided by operating activities     1,045                1,981
                                                       -------              -------
Cash flows from investing activities
       Additions of property and equipment                (160)                (452)
                                                       -------              -------
           Net cash used for investing activities         (160)                (452)
                                                       -------              -------
Cash flows from financing activities
       Payments on long-term debt and capital leases    (1,518)              (1,018)
                                                       -------              -------
           Net cash used for financing activities       (1,518)              (1,018)
                                                       -------              -------
Increase (Decrease) in cash and cash equivalents          (633)                 511

Cash and cash equivalents, beginning of period           1,831                1,164
                                                       -------              -------
Cash and cash equivalents, end of period               $ 1,198              $ 1,675
                                                       =======              =======
Supplemental disclosure of cash flow information
   Cash paid during the period for interest            $ 1,176              $ 1,046
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

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net revenues, including trade and barter revenues, increased to $7,112,000 for the three months ended March 31, 1998 from $6,435,000 for the three months ended March 31, 1997, an increase of $677,000 and 11%. The increase resulted primarily from increased local advertising revenues at all of the Company's stations. Total operating expenses, including expenses related to engineering, news, production, programming, selling, general and administrative expenses, amortization of programming rights, trade and barter expenses and depreciation and amortization of intangibles, increased to $7,078,000 for the three months ended March 31, 1998 from $6,595,000 for the three months ended March 31, 1997, an increase of $513,000 and 8%. The increase resulted primarily from the additional selling, promotion, news and repair expenses related to improvements to the television and radio stations' operations. Interest expense increased to $3,903,000 for the three months ended March 31, 1998 from $3,455,000 for the three months ended March 31, 1997, an increase of $448,000 and 13%. The increase resulted primarily from the effects of compounding on the Senior Discount Notes and the Junior Subordinated Note. There was a net loss of $3,997,000 for the three months ended March 31, 1998 compared to a net loss of $3,698,000 for the three months ended March 31, 1997. The increase in the loss resulted primarily from the reasons discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of capital is cash flow from operations. Operating cash flow (as defined below) increased to $1,726,000 for the three months ended March 31, 1998 from $1,487,000 for the three months ended March 31, 1997. Operating cash flow for this purpose is defined as income from operations, excluding trade and barter, plus depreciation and amortization of intangibles and programming rights less payments for programming rights. The Company believes that operating cash flow is useful to investors to measure the Company's ability to service debt and as a measure of the Company's performance under the various covenants of its borrowings.

As of March 31, 1998, the Company had $45,971,000 in outstanding indebtedness under a $55,000,000 term and revolving bank credit facility ("Bank Credit Facility"), $38,546,000 of indebtedness under its 17.5% Senior Discount Notes with warrants and $22,467,000 of indebtedness under a Junior Subordinated Note. The amounts due under the Senior Discount Notes and the Junior Subordinated Note include $14,136,000 and $8,967,000 of accrued interest at March 31, 1998, respectively. Additionally, the company had $1,675,000 in cash on hand at March 31, 1998 and $1,200,000 available under its revolving bank credit facility. During the period, the Company obtained waivers and amendments relating to certain covenants under the Bank Credit Facility.

During the three months ended March 31, 1998, the Company made interest payments of $1,039,000 under its Bank Credit Facility. A scheduled principal payment of $1,000,000 was made on the term portion of the Bank Credit Facility. Principal payments under the Bank Credit Facility continue quarterly with final payment due September 30, 2002. Cash interest payments on the Senior Discount Notes may begin after August 1, 1998 and must begin after August 1, 2000, but the Company expects to issue promissory notes in lieu of cash interest payments during the period from August 1998 through August 2000. The Senior Discount Notes mature on February 1, 2003. Interest on the Junior Subordinated Note will accrue and be added to the unpaid balance until maturity on August 1, 2003.

During the three months ended March 31, 1998 the Company purchased $452,000 of capital equipment and made program payments of $417,000.

PART II - OTHER INFORMATION

Item 6. (a) Exhibits - 27 Financial Data Schedule (for SEC use only)
        (b) Reports on Form 8-K

On April 1, 1998 the Company filed a Current Report on Form 8-K reporting under
Item 5. that in connection with the sale of the voting common stock of Petracom Holdings, Inc. by its sole owner, the Company entered into an agreement on March 6, 1998 to sell the assets of its radio stations. Consummation of the transactions is expected in the second quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




PETRACOM HOLDINGS, INC.


By  /s/ HENRY A. ASH
    ----------------
    Henry A. Ash
    President
    Date: May 5, 1998




By  /s/ HENRY A. ASH                President and Director (principal executive
    ----------------                officer and sole director)
    Henry A. Ash
    Date: May 5, 1998




By  /s/ JOSEPH M. FRY                Vice President, Chief Financial Officer,
    -----------------                Treasurer and Assistant Secretary
    Joseph M. Fry                    (principal financial officer and principal
    Date: May 5, 1998                accounting officer)